Form 10KSB40
period 2001-12-31
FCB FINANCIAL CORP
filed 2002-04-01
CIK 1143158

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                          ---------------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                          COMMISSION FILE NO. 333-65066

                               FCB FINANCIAL CORP.
                 (Name of Small Business Issuer in Its Charter)

                 GEORGIA                                    58-2606457
          (State of Incorporation)                       (I.R.S. Employer
                                                      Identification Number)

     401 MALL BOULEVARD, SUITE 101B
            SAVANNAH, GEORGIA                                 31406
(Address of Principal Executive Offices)                    (Zip Code)

                                 (912) 303-0209
                (Issuer's Telephone Number, Including Area Code)

                          ---------------------------

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

     TITLE OF EACH CLASS                NAME OF EXCHANGE ON WHICH REGISTERED
            None                                      N/A

       SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: None

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $30,074.

         The aggregate market value of the common stock held by non-affiliates of the issuer on March 1, 2002 was $9,600,000. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference to the fair market value of the Common Stock of the issuer based on recent sales of the Common Stock. For the purpose of this response, directors, officers and holders of 5% or more of the issuer's common stock are considered the affiliates of the issuer at that date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the issuer for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

         As of March 1, 2002, there were 1,500,000 shares of the issuer's common stock outstanding.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]


================================================================================

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS


            Some of the statements of FCB Financial Corp., a Georgia corporation (the "Company"), and First Chatham Bank, a Georgia banking corporation (the "Bank"), in this Report, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Plan of Operations," are "forward-looking statements." Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in the Bank's primary service area, the business strategies of the Company and the Bank, capital expenditures of the Company and the Bank, including construction of additional offices, the Bank's acquisition of the Savannah branch office of The Tattnall Bank and other statements that are not historical facts. The words "anticipate," "estimate," "project," "intend," "expect," "believe," "forecast" and similar expressions are intended to identify the forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are not guarantees of future performance and are subject to a number of risks, uncertainties and other factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These factors include, among other things
(i) increased competition from other financial institutions, (ii) lack of sustained growth in the economy of Chatham County, Georgia, (iii) rapid fluctuations in interest rates, (iv) departures of key personnel, (v) failure to successfully integrate the branch acquisition, (vi) potential deposit attrition following completion of the branch acquisition and (vii) changes in the legislative and regulatory environment. Many of these factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.

ITEM 1. DESCRIPTION OF BUSINESS

FCB FINANCIAL CORP.

         The Company was incorporated as a Georgia corporation on February 13, 2001, and owns all of the outstanding capital stock of the Bank. In an initial public offering completed on January 11, 2002 (the "Offering"), the Company sold and issued an aggregate of 1,500,000 shares of common stock, par value $1.00 per share, at a price of $10.00 per share. On January 22, 2002, the Company received approval from the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance (the "Georgia Department") to become a bank holding company. Accordingly, on January 22, 2002, the Company used $10,000,000 of the net proceeds of Offering to purchase all of the common stock of the Bank.

         The Company has been organized to make it easier for the Bank to serve its customers. The holding company structure provides flexibility for expanding the Company's banking business by possibly acquiring other financial institutions and providing additional capital and banking-related services. A holding company structure will make it easier for us to raise capital for the Bank because the Company will be able to issue securities without the need for prior banking regulatory approval and the proceeds of debt securities issued by the Company can be invested in the Bank as primary capital.

         The Company's executive offices are located at 401 Mall Boulevard, Suite 101, Savannah, Georgia, and its telephone number at such location is (912) 303-0209.

FIRST CHATHAM BANK

         On May 22, 2001, the organizers of the Company and the Bank filed an application with the Georgia Department and the Federal Deposit Insurance Corporation (the "FDIC") to organize the Bank as a state-chartered bank in Chatham County, Georgia. On January 22, 2002, the Company purchased all of the common stock of the Bank. The Bank received final approval of its charter application on January 23, 2002.

         On January 23, 2002, pursuant to a Purchase and Assumption Agreement, dated October 22, 2001, the Bank acquired the performing loans and assumed certain deposit and other liabilities of the Savannah branch office of The Tattnall Bank, located at 7917 Abercorn Street, Savannah, Georgia (the "Branch Acquisition"). In the Branch Acquisition, the Bank assumed approximately $10,924,000 in deposit and other liabilities and acquired approximately $9,869,000 in loans and other assets. The Bank paid a premium of $370,000 on the deposit liabilities it assumed from The Tattnall Bank. Pursuant to the terms of the Purchase and Assumption Agreement, the Bank received a cash payment of approximately $413,000 at closing, the amount by which the deposit and other liabilities assumed by the Bank exceeded the amount of the deposit premium and the loans and other assets (including an additional amount of approximately $272,000 representing vault cash and ATM cash) acquired by the Bank.

         On January 23, 2002, after completing the Branch Acquisition, the Bank opened for business in the branch office facility formerly used by The Tattnall Bank as its Savannah branch office. The Bank plans to operate from this facility until completion of construction of its future main office. See "Item 2 - Properties."

         The Bank performs banking services customary for full service banks of similar size and character. Such services include making consumer loans, real estate loans, commercial loans and commercial leases, providing other banking services such as cash management services, travelers checks, and maintaining deposit accounts such as checking accounts, money market accounts, and a variety of certificates of deposit and IRA accounts.

         MARKET AREA AND COMPETITION

         The Bank's initial primary service area is Chatham County, Georgia. The primary service area represents a geographic area that includes the City of Savannah, Georgia.

         The banking business is highly competitive. The Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in its primary service area. Chatham County is served by 12 insured financial institutions operating a total of 73 retail branches as of June 30, 2001, the latest date for which information is available. A number of these competitors are well established in the Bank's primary service area.

         According to the FDIC, bank and thrift deposits in Chatham County grew from approximately $2.3 billion in June 1996 to more than $2.6 billion in June 2001. This growing deposit base is primarily controlled by large national and super-regional banks, which include Bank of America, Wachovia, SunTrust, First Union and BB&T. Together, these banks held approximately 82.1% of the total deposits in Chatham County, as of June 30, 2001. Although most of these large financial institutions are well established in Chatham County, community banks have been successful in competing for deposits. Community banks with a significant presence in Chatham County include Savannah Bank & Trust, with approximately 7.9% of total deposits, and Coastal Bank with approximately 2.7% of total deposits, as of June 30, 2001. No other community bank held more than 2.0% of the deposits in the Bank's primary service area as of June 30, 2001.

         The Bank competes directly with many of the institutions named above. Additionally, the Bank anticipates further competition as existing institutions in the market expand their branch networks or as institutions from other markets branch into the Bank's primary service area.

         The Bank recognizes that most of its competitors have substantially greater resources and lending limits than it has and provide other services, such as extensive and established branch networks and trust services, that it does not provide. As a result of these competitive factors, the Bank may have to pay higher interest rates to attract depositors or extend credit with lower interest rates to attract borrowers. However, the Bank attempts to minimize these competitive factors and attract new banking relationships by offering its customers a personalized approach to banking. As one of the only locally-owned community banks in Chatham County, the Bank differentiates itself from its competitors primarily through active calling programs for directors and officers, involvement in the communities it serves and the quality and experience of its staff.

         LENDING SERVICES

         Lending Policy. The Bank was established to generally support Chatham County; consequently, the Bank aggressively lends money to creditworthy borrowers within this limited geographic area. The Bank emphasizes commercial loans to small- and medium-sized businesses and professional concerns as well as real estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. The Bank also emphasizes consumer loans to individuals.

         The Bank attempts to avoid concentrations of loans to a single industry or based on a single type of collateral. To address the risks inherent in making loans, the Bank maintains an allowance for loan losses based on, among other things, an evaluation of the Bank's loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic changes and the values of certain loan collateral. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans. However, because there are certain risks that cannot be precisely quantified, management's judgment of the allowance is necessarily an approximation and imprecise. The adequacy and methodology of the Bank's allowance for loan losses is subject to regulatory examination and compared to a peer group of financial institutions identified by the Bank's regulatory agencies.

         Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer's lending authority, either an officer with a higher lending limit or the Bank's loan committee determines whether to approve the loan request. The Bank does not make any loans to any of its directors or executive officers unless the board of directors first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

         Lending Limits. The Bank's lending activities are subject to a variety of lending limits imposed by law. Differing limits apply in some circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the Bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either:

         - 15% of the Bank's statutory capital base if the loan is not fully secured; or

         - 25% of the Bank's statutory capital base if the entire amount of the loan is fully secured by good collateral or other ample security.

         The Bank's management team has not yet established any minimum or maximum loan limits other than the statutory lending limits described above. These limits will increase or decrease as the Bank's capital increases or decreases as a result of its earnings or losses, among other reasons. The Bank may sell participations in its loans to other financial institutions in order to meet all of the lending needs of loan customers.

         Real Estate Loans. The Bank makes commercial real estate loans, construction and development loans, and residential real estate loans. These loans include some commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but excludes home equity loans, which are classified as consumer loans.

                  - Commercial Real Estate. The Bank's commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, with an origination fee generally being charged on each loan funded. The Bank attempts to reduce credit risk on its commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 115% of the debt service requirement. In addition, the Bank at times requires personal guarantees from the principal owners of the property supported by a review by its management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. The Bank attempts to limit its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis.

                 - Construction and Development Loans. The Bank's construction and development loans are made both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of nine months and interest is paid periodically. The ratio of the loan principal to the value of the collateral as established by independent appraisal does not generally exceed 80%. Additionally, speculative loans are based on the borrower's financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

                  - Residential Real Estate. The Bank's residential real estate loans consists of residential first and second mortgage loans and residential construction loans. The Bank offers fixed and variable rates on its mortgages with the amortization of first mortgages with maturity dates of three years and beyond. These loans are made consistent with the Bank's appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 85%. The Bank expects these loan to value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. The Bank opened a mortgage department to process home loans, which allows it to originate long term mortgages sold on the secondary market. The Bank limits interest rate risk and credit risk on these loans by locking in the interest rate for each loan with the secondary market investor and receiving the investor's underwriting approval before funding the loan.

         Commercial Loans. A primary component of the Bank's loan portfolio are loans for commercial purposes. The Bank's commercial loan portfolio consists of loans principally to retail trade, service and manufacturing firms located in its primary service area. The terms of these loans vary by purpose and by type of underlying collateral, if any. The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally be 80% or less. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or other collateral, as well as personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower's management and its ability both to evaluate properly changes in the supply and demand characteristics for its products and services and to respond effectively to such changes are significant factors in a commercial borrower's creditworthiness.

         Consumer Loans. The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Consumer loan repayments depend upon the borrower's financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars, and trailers, the loans are amortized over the useful life of the asset. The borrower generally is required to be employed for at least 12 months prior to obtaining the loan. The loan officer reviews the borrower's past credit history, past income level, debt history and, when applicable, cash flow and determines the impact of all of these factors on the ability of the borrower to make future payments as agreed. Consumer loans generally are made at a fixed rate of interest.

         DEPOSIT SERVICES

         The Bank seeks to establish solid core deposits, including checking accounts, money market accounts, savings accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, the Bank employs an aggressive marketing plan in its primary service area and features a broad product line and competitive services. The primary sources of deposits are residents of, and businesses and their employees located in, the Bank's primary service area. The Bank obtains these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements in the local media. In order to attract its initial deposit base, the Bank may offer higher interest rates on various deposit accounts.

         PRIVATE BANKING SERVICES

         The Bank has established a private banking group to offer personalized private banking services to affluent individuals, professionals, entrepreneurs and their business interests. The Bank's private banking products and services include commercial lending products such as lines of credit for working capital, term loans, letters of credit to support commitments of its private banking clients, as well as non-credit products such as cash concentration accounts, merchant credit card processing, electronic funds transfer and other cash management products. Individual private banking products and services include interest bearing checking, money market deposit accounts, certificates of deposit and secured and unsecured personal loans and lines of credit. All of the Bank's organizers are private banking clients and lend experience and guidance to the development of its private banking products and services.

         OTHER BANKING SERVICES

         Other anticipated banking services will include cash management services, safe-deposit boxes, travelers checks, direct deposit of payroll and social security checks, automatic drafts, and overdraft protection. The Bank plans to become associated with a shared network of automated teller machines that its customers will be able to use throughout Georgia and other regions. The Bank may offer annuities, mutual funds and other financial services through a third party that has not yet been chosen. The Bank also plans to offer Mastercard(R) and VISA(R) credit card services through a correspondent bank as an agent for the Bank. The Bank will not exercise trust powers during its early years of operation. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the Georgia Department.

         The Bank offers its targeted commercial customers a courier service that picks up non-cash deposits from the customer's place of business and delivers them to the Bank. Management believes that this is an important service for the Bank's customers because it only has one office location at the present time.

         INVESTMENTS

         In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. These investments include U.S. Treasury bills with treasury notes, as well as investments in securities of federally sponsored agencies, such as Federal Home Loan Bank bonds. In addition, the Bank also invests in federal funds, negotiable certificates of deposit, banker's acceptances, mortgage backed securities, corporate bonds and municipal or other tax-free bonds. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Bank's Investment/Asset-Liability Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank's policy as set by its board of directors.

         ASSET AND LIABILITY MANAGEMENT

         The Bank's Investment/Asset-Liability Committee manages its assets and liabilities and strives to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity and adequate liquidity. The committee conducts these management functions within the framework of written loan and investment policies adopted by the Bank. The committee attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempts to manage any gaps in maturity ranges.

         MARKETING AND ADVERTISING

         The Bank's target customers are the residents and the small- to medium-sized businesses and their employees located in its primary service area.

         The Bank intends to develop its image as a community-oriented bank with an emphasis on quality service and personal contact. The Bank plans to use a targeted marketing approach through local newspapers, radio advertisements during peak driving times, direct mail campaigns and television spots, as necessary. Additionally, the Bank plans to sponsor community activities on an active and ongoing basis.

EMPLOYEES

         As of December 31, 2001, the Bank had eight full-time employees. The Company does not have any employees who are not also employees of the Bank.

                           SUPERVISION AND REGULATION

         The following discussion describes the material elements of the regulatory framework that applies to banks and bank holding companies and provides certain specific information related to the Company and the Bank.

REGULATION OF THE COMPANY

         The Company is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a result, the Company and any future non-bank subsidiaries are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

         ACQUISITIONS. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

         - it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

         - it or any of its subsidiaries, other than a bank, may acquire all or substantially all the assets of any bank; or

         - it may merge or consolidate with any other bank holding company.

         The Bank Holding Company Act further provides that the Federal Reserve may not approve any acquisition that would result in monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the United States, or that in any other manner would be a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, the restrictions on interstate acquisitions of banks by bank holding companies were repealed. As a result, the Company and other bank holding companies located in Georgia are able to acquire banks located in any other state, and bank holding companies located outside of Georgia can acquire any Georgia-based banks, in either case subject to certain deposit percentage and other restrictions. The legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies are able to consolidate their multistate banking operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. Georgia does not permit de novo branching by an out-of-state bank. Therefore, the only method by which an out-of-state bank or bank holding company may enter Georgia is through an acquisition. Georgia has adopted an interstate banking statute that removes the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions. However, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated five years. As a result, no bank holding company may acquire control of the Company until after the fifth anniversary of the Bank's incorporation.

         ACTIVITIES. The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act, discussed below, have expanded the permissible activities of a bank holding company and its subsidiaries. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can be reasonably expected to produce benefits to the public, such as a greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

         GRAMM-LEACH-BLILEY ACT. The Gramm-Leach-Bliley Act implemented major changes to the statutory framework for providing banking and other financial services in the United States. The Gramm-Leach-Bliley Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incidental or complimentary to a financial activity. The activities that the Gramm-Leach-Bliley Act expressly lists as financial in nature include insurance activities, providing financial and instant advisory services, underwriting securities and limited merchant banking activities.

         To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed, and have at least a satisfactory rating under the

Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve of its intention to become a financial holding company. The Company presently has no plans to become a financial holding company.

         Although considered to be one of the most significant banking laws since Depression-era statutes were enacted, because of the Company's small size and recent organization, management does not expect the Gramm-Leach-Bliley Act to materially affect the Company's initial products, services or other business activities. Management does not believe that the Gramm-Leach-Bliley Act will have a material adverse impact on the Company's operations. To the extent that it allows banks, securities firms, and insurance firms to affiliate, the financial services industry may experience further consolidation. The Gramm-Leach-Bliley Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other companies offering financial products and services, many of which may have substantially more financial resources.

         SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

REGULATION OF THE BANK

         As a Georgia state chartered bank, the Bank is examined and regulated by the FDIC and the Georgia Department. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC also approves conversions, mergers, consolidations, and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting bank is an uninsured bank.

         The Georgia Department regulates all areas of the Bank's banking operations, including mergers, establishment of branches, loans, interest rates, and reserves. The Bank is also subject to Georgia banking and usury laws restricting the amount of interest which it charges in making loans or other extensions of credit. With respect to expansion, Georgia law permits, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary banks of bank holding companies then engaged in the business of banking in Georgia.

         PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking regulators have specified by regulation the relevant capital level for each category.

         An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking regulator may treat an undercapitalized institution in the same manner as it treats significantly undercapitalized institutions if it determines that those actions are necessary.

         FDIC INSURANCE ASSESSMENTS. The FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         COMMUNITY REINVESTMENT ACT. The Bank is subject to the provisions of the Community Reinvestment Act, which requires the FDIC, in connection with its regular examination of a bank, to assess the Bank's record of meeting the credit needs of the communities it serves, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.

         Regulations promulgated under the CRA are intended to set distinct assessment standards for financial institutions. The regulations provide for streamlined procedures for institution's with assets of less than $250 million. The regulations contain the following three evaluation tests:

         - a lending test, which compares the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area;

         - a service test, which evaluates the provision of services that promote the availability of credit to low- moderate-income areas; and

         - an investment test, which evaluates the institution's record of investments in organizations designed to foster community development, small- and minority-owed businesses and affordable housing lending, including state and local government housing or revenue bonds.

         Institutions are required to make public disclosure of their written CRA evaluations made by regulatory agencies. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution's community investment record. In addition to public disclosure of an institution's CRA assessment, regulatory authorities are required to consider an institution's CRA assessment when an institution applies for approval to establish a new branch which will accept deposits, to relocate an existing branch or to merge with another federally regulated financial institution.

         PRIVACY. The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties, other than third parties that market the institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic to the consumer.

PAYMENT OF DIVIDENDS

         The Company is a legal entity separate and distinct from the Bank. The principal sources of revenues to the Company, including cash flow to pay dividends to its shareholders, are dividends paid from the Bank to the Company. There are statutory and regulatory limitations on the payment of dividends by the Bank, as well as by the Company to its shareholders.

         If, in the opinion of the FDIC, the Bank was engaged in or about to engage in an unsafe or unsound practice the FDIC may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking regulators have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The payment of dividends by the Company and its banking subsidiary may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

         Georgia law provides additional restrictions on the payment of dividends by the Bank to the Company. The Bank must have the approval of the Georgia Department to pay cash dividends, unless at the time of such payment:

         - the total classified assets at the most recent examination of the Bank do not exceed 80% of tier 1 capital plus allowance for loan losses as reflected at such examination;

         - the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes, but before dividends, for the previous calendar year; and

         - the ratio of tier 1 capital to adjusted total assets will not be less than 6%.

CAPITAL ADEQUACY

         The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank. The Federal Reserve has established two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets, or "tier 1 capital." The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves, or "tier 2 capital."

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of tier 1 capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 1% to 2%. The guidelines also provide that bank holding companies experiencing internal growth, as will be the case for the Company, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company's tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

         The Bank is subject to risk-based and leverage capital requirements adopted by FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described above, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

         The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

         -        a bank's loans or extensions of credit to affiliates;

         -        a bank's investment in affiliates;

         - assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

         - the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

         - a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

         The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

         The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

         The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

MONETARY POLICY

         The earnings of the Bank, as well as the Company, are affected by domestic and foreign conditions, particularly by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.

ITEM 2. PROPERTIES

         On January 23, 2002, following completion of the Branch Acquisition, the Bank began banking operations in the facility previously used by The Tattnall Bank as its Savannah branch office. This facility consists of approximately 2,500 square feet, with one vault, four teller stations, two drive-in windows and one automated teller machine. This facility is located 7917 Abercorn Street, Savannah, Georgia, near the Oglethorpe Mall and within one half of one mile from the Bank's future main office site described below. The Company has entered into to an agreement to lease this facility, including all of the existing furniture, fixtures and equipment, for a period of one year for a rental fee of $15,000 per month. The Bank plans to conduct banking operations in this facility until construction of its future main office facility is completed. For the remainder of the lease term the Company expects to use this facility for additional office space.

         The Bank's future main office will be located at 7401 Hodgson Memorial Drive in the Oglethorpe Mall area of Chatham County. On August 1, 2001, the Company acquired the property for a purchase price of $785,000. To pay for the property, the Company entered into a loan agreement with Nexity Bank for an amount of $785,000. Each of the Company's organizers guaranteed a pro-rata portion of the loan, which bore interest at 0.75% less than the prime rate, as published in the Money Rates section of The Wall Street Journal, and was scheduled to be due on August 1, 2002. In January 2002, the Company repaid the loan in full using a portion of the proceeds of the Offering.

         Construction of the Bank's future main office facility began in September 2001, with completion anticipated in the third quarter of 2002. The Bank's future main office facility will consist of approximately 6,400 square feet and will include one vault, eight offices, a loan operations area, four teller stations, three drive-in windows, and one automated teller machine. The costs of constructing the facility are estimated at $1,300,000, and the costs of furnishing and equipping the facility are estimated at $406,800.

         In addition, the Company has acquired a site for a branch office to be located in the West Chatham area of Chatham County. The purchase price for the property was $975,000 and was funded through a loan from Nexity Bank. Each organizer of the Company guaranteed a pro-rata portion of the loan, which bore interest at 0.75% less than the prime rate, as published in the Money Rates section of The Wall Street Journal, and was scheduled to be due on June 25, 2002. In January 2002, the Company repaid the loan in full using a portion of the proceeds of the Offering.

         The Company began construction of this branch office facility in September 2001, with completion anticipated in the third quarter of 2002. This branch office facility will consist of approximately 3,200 square feet and will include one vault, four offices, four teller stations, three drive-in windows, and one automated teller machine. The estimated costs of constructing this branch office facility are $800,000, and the estimated costs of furnishing and equipping the facility are $256,800.

         In the interim, the Company has conducted its organizational activities from a facility located at 401 Mall Boulevard, Suite 101B, Savannah, Georgia. The initial term of the lease expired on August 31, 2001, at which time the lease became a month to month lease. The monthly rental fee for this temporary office space is $2,167 per month. This temporary facility is owned by Sylvan M. Byck, Jr., one of the Bank's directors. See "Item 12 - Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

         In July 2001, the Company received a letter from counsel to Bank of America challenging its planned use of the names "C & S Bancorporation" and "Citizens & Southern Bank." In the letter, counsel asserted that Bank of America had rights to these names. On September 28, 2001, the Company filed an action in the United States District Court for the Southern District of Georgia, Savannah Division, seeking a declaratory judgment that Bank of America had abandoned these names and seeking cancellation of any trademark registration for these names.

         On January 18, 2002, the Company reached a settlement in its dispute with Bank of America over the use of these names. As part of the settlement, Bank of America agreed to pay the Company an undisclosed amount, and the Company agreed not to use the "C & S" or "Citizens & Southern" names and to give up its rights to the "candsbank.com" domain website. On January 23, 2002, the Company filed with the Georgia Secretary of State Articles of Amendment to its Articles of Incorporation to change its corporate name to "FCB Financial Corp." The Company also caused the Bank to change its corporate name to "First Chatham Bank."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A.       MARKET INFORMATION

         (i) Market for Common Equity. There is no established trading market for the Company's common stock, and an active public trading market is not expected to develop in the near future.

         (ii) Holders of Common Stock. As of March 1, 2002, there were 329 record holders of the Company's common stock.

         (iii) Dividends. To date, the Company has not paid any dividends on its common stock. The Company initially has no source of income other than dividends that the Bank pays to it. The Company's ability to pay dividends to its shareholders will therefore depend on the Bank's ability to pay dividends to the Company. In the future, the Company may begin income-producing operations independent from those of the Bank, which may provide another source of income from which the Company could pay dividends to its shareholders. However, the Company can give you no assurance as to when, if at all, these operations may begin or whether they will be profitable.

         Bank holding companies and national banks are both subject to significant regulatory restrictions on the payment of cash dividends. In light of these restrictions and the need for the Company and the Bank to retain and build capital, the boards of directors of the Company and the Bank plan to reinvest earnings for the period of time necessary to support successful operations. As a result, the Company does not plan to pay dividends until it recovers any losses incurred and becomes profitable, and its future dividend policy depends on the earnings, capital requirements and financial condition of the Company and the Bank and on other factors that the board of directors considers relevant.

         Additionally, regulatory authorities may determine, under circumstances relating to the financial condition of the Company or the Bank, that the payment of dividends would be an unsafe or unsound practice and may prohibit dividend payment. See "Item 1. Description of Business - Supervision and Regulation - Payment of Dividends."

         B.       USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

         On October 19, 2001, the Company commenced an initial public offering of a minimum of 1,000,000 shares and a maximum of 1,500,000 shares of its common stock at an offering price of $10.00 per share. The shares in the Offering were registered under the Securities Act of 1933, as amended, pursuant to an effective Registration Statement on Form SB-2 (the "Registration Statement," registration number 333-65066). The Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on October 19, 2001.

         On January 11, 2002, the Company terminated the Offering, after receiving subscriptions for all 1,500,000 shares included in the Offering. As set forth in the table below, from the effective date of the Registration Statement to January 11, 2002, the Company had estimated expenses in connection with the Offering of approximately $132,827. All of the amounts shown in the table are estimated except for the SEC registration fee. None of the amounts shown were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or any affiliate.

         Securities and Exchange Commission Registration Fee.................................       $  3,765
         Blue Sky Fees and Expenses..........................................................         13,000
         Legal Fees and Expenses.............................................................         62,954
         Accounting Fees and Expenses........................................................          7,500
         Printing and Engraving Expenses.....................................................         35,608
         Miscellaneous.......................................................................         10,000
                                                                                                    --------
                  Total......................................................................       $132,827
                                                                                                    --------

         With the prior approval of the Federal Reserve and the Georgia Department, on January 22, 2002, the Company used $10,000,000 of the net proceeds of the Offering to capitalize the Bank. In return, the Bank issued all of its common stock to the Company, and the Company became the Bank's sole shareholder. In addition, the Company used $750,000 of the net proceeds to repay amounts outstanding on its organizing line of credit, $785,000 to repay a loan used to fund the purchase of the site for the Bank's future main office facility, and $975,000 to repay a loan used to fund the purchase the site for a future branch office of the Bank. The Company is using the remaining net proceeds of the Offering to construct and equip its future main office and branch office facilities and for working capital purposes. Through December 31, 2001, the Company had construction in process of $248,761. The Company has contracted with J.T. Turner Construction Co., Inc., a construction company owned by James T. Turner, Jr., a director of the Bank, to construct the Bank's future main office and branch office facilities. The Company accepted bids for the construction of these facilities and selected Mr. Turner's company as a result of it submitting the lowest bid.

            Except as described above, none of the net proceeds of the Offering will be paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS


         The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from of the consolidated financial statements and notes thereto, which begin on page F-1 of this Report. This discussion should be read in conjunction with the information provided in the Company's consolidated financial statements and notes thereto.

PLAN OF OPERATIONS

         The Company was in the development stage during the last fiscal year and remained in that stage until the Offering was completed in January 2002. The Company was organized on February 13, 2001 to serve as a holding company for the Bank. During the fiscal year ending December 31, 2001, the Company's main activities were:

         -        seeking, interviewing and selecting its officers;

         -        preparing its business plan;

         - applying for a state bank charter under the laws of the State of Georgia;

         -        applying for FDIC deposit insurance;

         -        applying to become a bank holding company;

         -        identifying the sites for its banking facilities;

         - negotiating an acquisition of the performing loans and assumption of certain deposits and other liabilities of the Savannah branch office of The Tattnall Bank; and

         -        raising equity capital through an initial public offering.

         From February 13, 2001, through December 31, 2001, the Company's net loss amounted to $842,465. From February 2001 through completion of the Offering, the Company's operations were funded through a line of credit from Nexity Bank, Atlanta, Georgia. The total amount available on the line of credit was $750,000, of which $750,000 was outstanding at December 31, 2001. Each organizer guaranteed a portion (equal to $62,500 each) of this loan, which bore interest at 0.5% less than the prime rate as published in the Money Rates section of The Wall Street Journal, and was scheduled to be due on February 15, 2002. In January 2002, the Company repaid the line of credit in full using a portion of the proceeds of the Offering.

SUBSEQUENT EVENTS

         On January 11, 2002, the Company completed the Offering, after having received subscriptions for all 1,500,000 shares included in the Offering. With the prior approval of the Federal Reserve and the Georgia Department, on January 22, 2002, the Company used $10,000,000 of the net proceeds of the offering to capitalize the Bank. In return, the Bank issued all of its common stock to the Company, and the Company became the Bank's sole shareholder. Accordingly, the Company is now a bank holding company within the meaning of the Bank Holding Company Act .

         On January 23, 2002, pursuant to a Purchase and Assumption Agreement, dated October 22, 2001, the Bank acquired the performing loans and assumed certain deposit and other liabilities of the Savannah branch office of The Tattnall Bank, located at 7917 Abercorn Street, Savannah, Georgia. In the Branch Acquisition, the Bank assumed approximately $10,924,000 in deposit and other liabilities and acquired approximately $9,869,000 in loans and other assets. The Bank was charged a premium of $370,000 on the deposit liabilities it assumed from The Tattnall Bank.

Pursuant to the terms of Purchase and Assumption Agreement, the Bank received a cash payment of approximately $413,000 at closing, the amount by which the deposit and other liabilities assumed by the Bank exceeded the amount of the deposit premium and the loans and other assets (including an additional amount of approximately $272,000 representing vault cash and ATM cash) acquired by the Bank.

         In connection with the Branch Acquisition, the Bank entered into a one year agreement with The Tattnall Bank to lease the facility used by The Tattnall Bank as its Savannah branch office, including all of the existing furniture, fixtures and equipment. The Bank plans to conduct banking operations in this facility until construction of the Bank's future main office facility is completed. For the remainder of the lease term, the Company plans to use this facility for additional office space.

         On January 23, 2002, after completing the Branch Acquisition, the Bank opened for business in the branch office facility formerly used by The Tattnall Bank as its Savannah branch office.

ADDITIONAL OFFICE PROPERTIES

         After considering several other properties, Robert M. Chu, one of the Company's organizers, entered into an agreement to purchase an approximately 0.8 acre lot neighboring Oglethorpe Mall in Savannah for a purchase price of $785,000. The property will be the site for the Bank's future main office, which is expected to have approximately 6,400 square feet of office space. Mr. Chu assigned his rights under the agreement to the Company for consideration of $5,000, equaling the amount of Mr. Chu's earnest money deposit on the property. On August 1, 2001 the Company acquired the property for a purchase price of $785,000. To pay for the property, the Company entered into a loan agreement with Nexity Bank, for an amount of $785,000. Each organizer of the Company guaranteed a pro-rata portion of the loan, which bore interest at 0.75% less than the prime rate, as published in the Money Rates section of The Wall Street Journal, and was scheduled to be due on August 1, 2002. In January 2002, the Company repaid the loan in full using a portion of the proceeds of the Offering.

         In addition, in June 2001 the Company acquired an approximately 1.0 acre lot in the West Chatham area of Chatham County for a purchase price of $975,000. The property will be the site for a branch office, which is expected to have approximately 3,200 square feet of office space. The purchase price for this branch office site was funded through a loan agreement with Nexity Bank for an amount of $975,000. Each organizer of the Company guaranteed a pro-rata portion of the loan, which bore interest at 0.75% less than the prime rate, as published in the Money Rates section of The Wall Street Journal, and was scheduled to be due on June 25, 2002. In January 2002, the Company repaid the loan in full using a portion of the proceeds of the Offering.

Construction of the future main office and branch office began in September 2001. Costs of constructing the future main office and branch office facilities are estimated at $1,300,000 and $800,000, respectively, and are being funded with a portion of the net proceeds of the Offering. The Company has contracted with J.T. Turner Construction Co., Inc., a construction company owned by James
T. Turner, Jr., a director of the Bank, to construct these office facilities. The Company accepted bids for the construction of these facilities and selected Mr. Turner's company as a result of it submitting the lowest bid.

         Costs of furnishing and equipping the Bank's future main office and branch office facilities are estimated at $406,800 and $256,800, respectively.

         In the interim, the Company has conducted its organizational activities from a facility located 401 Mall Boulevard, Suite 101B, Savannah, Georgia. The initial term of the lease expired on August 31, 2001, at which time the lease became a month to month lease. The monthly rental fee for this temporary office space is $2,167 per month. This temporary facility is owned by Sylvan M. Byck, Jr., one of the Company's organizers.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         Since the Company has been in the development stage, there are no results to present at this time. Nevertheless, now that the Bank has begun operations, net interest income, its primary source of earnings, will fluctuate with significant interest rate movements. To lessen the impact of these margin swings, the Bank intends to structure its balance sheet so management will have regular opportunities to "reprice" or change the interest rates on the Bank's interest-bearing assets and liabilities. Imbalance in these repricing opportunities at any point in time constitutes interest rate sensitivity.

         Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. Management will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Bank's overall interest rate risks.

         Management will evaluate regularly the Bank's balance sheet's asset mix in terms of several variables, including yield, credit quality, appropriate funding sources and liquidity. To effectively manage the Bank's balance sheet's liability mix, management plans to focus on expanding its deposit base and converting assets to cash as necessary.

         As the Bank grows, management will restructure the Bank's rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. The Bank's Investment/Asset-Liability Committee will meet on a quarterly basis to develop a strategy for the upcoming period.

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Bank can obtain these funds by converting assets to cash or by attracting new deposits. The Bank's ability to maintain and increase deposits will serve as its primary source of liquidity.

CAPITAL ADEQUACY

         There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines; and (ii) the leverage ratio.

         The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of tier 1 capital.

         The second measure of capital adequacy relates to the leverage ratio. The FDIC has established a 3% minimum leverage ratio requirement. The leverage ratio is computed by dividing tier 1 capital into total assets. In the case of the Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors.

         Management believes that the net proceeds of the Offering will enable the Company to satisfy its capital requirements for at least the next 12 months following the opening of the Bank.

ITEM 7. FINANCIAL STATEMENTS

         The consolidated financial statements of the Company, including notes thereto, and the report of independent certified public accountants are included in this Report beginning at page F-1 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no occurrence requiring a response to this Item.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Each person listed below has been a director of the Company since May 31, 2001. Directors of the Company serve staggered terms, which means that one-third of the directors are elected each year at the Company's annual meeting of shareholders. The initial term of the Class I directors expires in 2002, the initial term of the Class II directors expires in 2003 and the initial term of the Class III directors expires in 2004. Thereafter, each director will serve for a term of three years. The Company's officers are appointed by the Board of Directors and hold office at the will of the Board of Directors.

DIRECTORS OF THE COMPANY

         JACK L. FOREHAND, age 64, has served as a Class I director of the Company since May 31, 2001. Mr. Forehand serves as the president of Savannah Professional Maintenance, and has held this position for more than five years. Mr. Forehand is a member of the Building Service Contractors Association International and was previously a board member of the Bethesda Home for Boys.

         BRIAN R. FOSTER, age 53, has served as a Class I director of the Company since May 31, 2001 and is also a director of the Bank. Mr. Foster also serves as president and chief executive officer of the Company, and is the president and chief executive officer of the Bank. Mr. Foster served in a variety of banking positions with Bank of America and its predecessors for approximately 31 years before retiring in August 2000. From 1999 through August 2000, Mr. Foster served as director of marketing strategy for business banking nationally. From 1996 through 1999, he served as president of Arkansas operations and also as midwest regional executive for business banking and premier banking. Mr. Foster served as president of Savannah operations from 1988 through 1996, as well as South Georgia regional community banking executive and statewide executive for business banking and professional and executive banking. Mr. Foster graduated from the University of Georgia in 1971 and from the Stonier Graduate School of Banking at Rutgers University. Mr. Foster served as the chairman of the Savannah Area Chamber of Commerce, the Savannah Development and Renewal Authority, the United Way of the Coastal Empire Board and Candler Hospital Foundation, and was also a member of a number of other business and civic organizations in the Savannah area, including the Savannah Economic Development Authority and the Savannah Rotary Club. Mr. Foster was also a board member of the Georgia Bankers Association and the Georgia State Ethics Commission.

         STEPHEN S. GREEN, age 53, has served as a Class II director of the Company since May 31, 2001 and is also a director of the Bank. Mr. Green serves as the president of Stephen Green Properties, Inc., and has held this position for more than five years. Mr. Green is a graduate of the University of Georgia. Mr. Green serves as a commissioner of the Savannah Airport Commission, as the president of the board of directors of Armstrong Atlantic State University Foundation, as a member of the board of directors and executive committee of the Savannah Area Chamber of Commerce, and is a member of the commissioners' steering group of the Airport Council International.

         G. EDISON HOLLAND, age 49, has served as a Class II director of the Company since May 31, 2001. Mr. Holland has served as General Counsel and Executive Vice President of The Southern Company since May of 2001. From 1997 through May 2001, Mr. Holland served as the president and chief executive officer of Savannah Electric & Power Co. From 1994 through 1997, Mr. Holland served as vice president of generation and transmission and corporate counsel of Gulf Power Co. in Pensacola, Florida. Mr. Holland graduated from Auburn University in 1975 and received his law degree from the University of Virginia in 1978. Mr. Holland served as the vice chairman of the Savannah Economic Development Authority and is a member of the board of directors of the Southeastern Electric Exchange, the Edison Electric Institute and the Electric Power Research Institute. Mr. Holland has previously served on the Savannah advisory board of SunTrust Bank.

         WALTER N. LEWIS, age 48, has served as a Class III director of the Company since May 31, 2001. Mr. Lewis serves as vice president of J.C. Lewis Motor Co., a position he has held for more than five years. Mr. Lewis is a graduate of the University of Georgia. Mr. Lewis presently serves as a director of the Bethesda Home for Boys and has previously served as a director of the Georgia Automobile Dealers Association and as president of the Savannah Automobile Dealers Association. Mr. Lewis previously served as a director of Savannah Bank & Trust prior to First Union's acquisition of the bank.

         JAMES R. LIENTZ, JR., age 58, has served as a Class III director of the Company since May 31, 2001. Mr. Lientz retired as president of the MidSouth Banking Group of Bank of America in December 2000, a position he had held since September 1996. Mr. Lientz serves as a director of Georgia Power Company. Mr. Lientz graduated from the Georgia Institute of Technology in 1965 and received a Masters of Business Administration from Georgia State University in 1971. Mr. Lientz presently serves as a trustee of Rhodes College in Memphis, Tennessee and as a trustee of the Georgia Tech Foundation. Mr. Lientz previously served as chairman of the Georgia Chamber of Commerce and as the chairman of the Metro Atlanta Chamber of Commerce. Mr. Lientz is the brother of John G. Lientz, who is the secretary of the Company and the Bank.

DIRECTORS OF THE BANK

         SYLVAN M. BYCK, JR., age 72, has served as director of the Bank since the completion of its organization. Mr. Byck operates Byck Management Company, a real estate management firm, and has held this position for more than five years. Mr. Byck is a graduate of the University of Alabama. Mr. Byck serves as the president of the Savannah Waterfront Association and is a member of the Georgia Lottery Board. Mr. Byck has previously served as vice-chairman of the Georgia Ports Authority, and as chairman of the Metropolitan Planning Commission.

         ROBERT M. CHU, age 50, has served as director of the Bank since the completion of its organization. Mr. Chu serves as the chief executive officer of Aimi, Inc., dba Chu's Convenience Marts, and has held this position for more than five years. Mr. Chu, a certified public accountant, is a graduate of the Terry College of Business of the University of Georgia. Mr. Chu is a board member of the Savannah Area Chamber of Commerce, is an Advisory Council member of the Business Outreach Services of the University of Georgia, and was previously a member of the board of directors of the Small Business Assistance Corp., a non-profit small business development organization.

         BENNY H. CURL, age 55, has served as director of the Bank since the completion of its organization. Mr. Curl has been the owner of Byrd Cookie Company since 1988, and presently serves as its president and chief executive officer. From 1975 through 1993, Mr. Curl a certified public accountant, was the owner and a manager of an Atlanta based public accounting firm which emphasized tax planning for high income individuals. Mr. Curl is a graduate of the University of Georgia. Mr. Curl serves as the treasurer and as a director of the National Association of Specialty Foods Trade, and has previously served as president and as a board member of the Georgia Specialty Food and Wine Association. In addition, Mr. Curl has served on a number of state and national boards and committees relating to the accounting profession.

         DEXTER E. ELLIOT, age 51, has served as director of the Bank since the completion of its organization. Mr. Elliot serves as the president of Southern Paper Recovery, Inc., a paper recycling firm, and has held this position for more than five years. Mr. Elliot is a graduate of the University of Florida, where he received a B.S. in Accounting. Mr. Elliot is a member of the Savannah Area Chamber of Commerce.

         WILLIAM L. GRAINGER, age 55, has served as director of the Bank since the completion of its organization. Mr. Grainger presently serves as president of Grainger Companies, Inc., an automotive sales company, and has held this position for more than five years. In addition, Mr. Grainger previously served as president of Grainger Honda, Inc. Mr. Grainger presently is a member of the Savannah Economic Development Authority Advisory Board in Savannah, and previously was a member of the board of directors of AmeriBank, a member of the Savannah advisory board of Bank of America, and was a trustee and executive board member of the Savannah College of Art & Design.

         ROBERT L. HARRISON, age 62, has served as director of the Bank since the completion of its organization. Mr. Harrison serves as the president and chief executive officer of Stevens Shipping & Terminal Co., and has held this position for more than five years. Mr. Harrison is a graduate of Princeton University. Mr. Harrison serves as a director of the Imperial Sugar Company and the Savannah Economic Development Authority, as the vice president and a director of Savannah on Stage, as a trustee of the Savannah Country Day School, and as the co-chair and trustee of the Savannah Employers & ILA Pension/Welfare Fund. Mr. Harrison previously served on the Savannah advisory board of Bank of America.

         DONALD A. KOLE, age 71, has served as director of the Bank since the completion of its organization. Mr. Kole presently serves as the chief executive officer of Kole Investment Co., and has held this position for more than five years. Mr. Kole is a graduate of Boston University. Mr. Kole presently serves as the vice-chairman of the Union Mission, board chairman of the Hospice Savannah Foundation and state treasurer of the Georgia Historical Society. Mr. Kole has previously served as president of the Savannah Jewish Federation, president of WSVH Radio, chairman of the Savannah Development and Renewal Authority, president of the Jewish Educational Alliance. Mr. Kole is also a member of the Savannah Housing Authority and the Armstrong Atlantic State Foundation Board. Mr. Kole previously served as a member of the Savannah advisory board of Bank of America.

         JAMES T. TURNER, JR., age 51, has served as director of the Bank since the completion of its organization. Mr. Turner has served as president of the J.T. Turner Construction Co., Inc. since 1976. From 1974 through 1976, Mr. Turner served as loan control officer and branch manager of Home Federal Savings and Loan in Savannah. Mr. Turner is a graduate of Mercer University. Mr. Turner previously served on the Savannah advisory boards of both BB&T and Bank South.

COMMITTEES OF THE BOARDS OF DIRECTORS

         The Bank has established the following committees. In the future, the Bank expects to add additional members to each of its committees.

         PERSONNEL AND COMPENSATION COMMITTEE. The Bank's personnel and compensation committee sets compensation levels for officers of the Bank, reviews management organization and development, reviews significant employee benefit programs and establishes and administers executive compensation programs, including a stock option plan. The members of the committee are Stephen S. Green, Donald A. Kole and James T. Turner, Jr.

         AUDIT AND COMPLIANCE COMMITTEE. The Bank's audit and compliance committee recommends to the board of directors the independent public accountants selected to audit the annual financial statements and approves any special assignments given to the independent public accountants. The committee also reviews the planned scope of the annual audit, any changes in accounting principles and the effectiveness and efficiency of Bank's internal accounting staff. Additionally, the committee provides oversight to the Bank's compliance staff for adherence with regulatory rules and regulations, including the Community Reinvestment Act. The committee has established appropriate levels of directors and officers insurance and blanket bond insurance. The members of the committee are Sylvan M. Byck, Jr., Benny H. Curl and Donald A. Kole.

         LOAN COMMITTEE. The Bank's loan committee reviews any loan request made by a potential borrower over an established credit threshold for compliance with the Bank's lending policies and federal and state rules and regulations governing extensions of credit. After making this review, the committee decides whether to extend credit to the potential borrower. In addition, the committee has the responsibility for establishing and approving, in conjunction with management, all major policies and procedures pertaining to loan policy. The committee also reviews all past due reports, non-accrual reports, and other indicators of overall loan portfolio quality, and establishes measurements for determining the adequacy of the Bank's loan loss reserve. The members of the loan committee are Sylvan M. Byck, Jr., Robert M. Chu, William L. Grainger, Stephen S. Green and Robert L. Harrison.

         INVESTMENT/ASSET-LIABILITY COMMITTEE. The Bank's investment/asset-liability committee provides guidance to the board of directors in balancing the yields and maturities of the Bank's loans and investments to those of its deposits. Additionally, the committee works closely with the board of directors to plan annual budgets and develop three to five year strategic plans. The members of the committee are Benny H. Curl, Dexter E. Elliot and James T. Turner, Jr.

ADDITIONAL EXECUTIVE OFFICERS OF THE COMPANY

         WILLIAM M. AUSTIN, age 65, has served as the chief operating officer of the Company and is the Bank since March 1, 2001. Mr. Austin served in a number of banking positions over his 35 year career with Bank of America and its predecessors, including senior administrative officer, responsible for human resources, comptroller, proof, bookkeeping, properties and bank security. Mr. Austin attended Armstrong State College and is a graduate of the University of Wisconsin School of Banking. Mr. Austin has served as president of the Savannah Chapter of Bank Administration Institute, as the chairman of the Marshland Foundation and as a board member of the Savannah Vocational School.

         ANN B. CROWDER, age 59, has served as the senior credit officer of the Company and the Bank since March 1, 2001. Ms. Crowder served in a number of banking positions over her 22 year career with Bank of America and its predecessors. From 1998 through 2000, Ms. Crowder served as market president for Hall County, Georgia, where she was responsible for all lines of business in Hall County. From 1992 through 1998 she managed a loan portfolio of private bank clients and led a team of 12 lenders, trust officers and administrators. From 1982 to 1992 she managed a commercial loan portfolio, and from 1978 to 1982 she was responsible for credit analysis and review of the Savannah loan portfolio. Ms. Crowder is a graduate of Winthrop College, the graduate program at the University of South Carolina, and the executive program in finance and credit analysis at Stanford University. Ms. Crowder has served on the boards of the Savannah Economic Development Authority, the Savannah Chamber of Commerce, the Boy Scouts of America, the Savannah Food Bank. Ms. Crowder served on the Savannah/Chatham Board of Public Education for eight years, and served as president in 1990. While in Hall County, she served on the boards of the Brenau University Foundation, as treasurer of the Gainesville College Advisory Board, as president of the Quinlan Visual Arts Center, as vice-president of the American Red Cross, the Elachee Nature Science Center, as chairperson of the Success by Six Program of the United Way of Hall County, and was the chairperson of the Hall County Commission on Children and Families.

         MICHAEL E. VIERS, age 39, has served as the senior lending officer of the Company and is the Bank since April 26, 2001. Mr. Viers served in a number of banking positions over a 15 year career with Bank of America and its predecessors. From 1995 through April 2001, Mr. Viers was the senior vice president and market manager for Small Business and Premier Banking for its Georgia Market outside of Atlanta. From 1997 to 1998, he served as president of First Federal Savings Bank, Brunswick, Georgia, a wholly owned subsidiary of Bank of America. From 1993 through August 1995, Mr. Viers worked in the commercial banking group. From 1987 through 1992, Mr. Viers worked in the large corporate loan processing office in Chicago, Illinois. He began his career with the bank in 1985 in the corporate management training program. Mr. Viers is a graduate of the University of Georgia, Leadership Georgia and Leadership Savannah. He is a board member of the Candler Foundation, Savannah Sports Council, Community Housing Services Agency, Downtown Rotary Club and Team Savannah.

ITEM 10. EXECUTIVE COMPENSATION

         The Company was incorporated on February 13, 2001, and consequently, does not have historical compensation information for the requisite period required to be reported under the rules promulgated by the Securities and Exchange Commission. Accordingly, the following table shows information from February 13, 2001 through December 31, 2001 with regard to compensation for services rendered in all capacities to the Company by its president and chief executive officer. No other executive officer received compensation for services rendered in all capacities to the Company in excess of $100,000 during the last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                 ANNUAL COMPENSATION
                                                          --------------------------------------------------------
          NAME AND                                                                                   OTHER ANNUAL
     PRINCIPAL POSITION                YEAR               SALARY ($)            BONUS ($)          COMPENSATION ($)
     ------------------                ----               ----------            ---------          ----------------
Brian R. Foster,                       2001                131,247(1)              -0-                   -0-
President and
Chief Executive Officer

--------------
(1) Represents salary from March 1, 2001 through December 31, 2001. See "- Employment Agreement" below.

EMPLOYMENT AGREEMENT

         Effective March 1, 2001, the Company entered into an employment agreement with Brian R. Foster regarding Mr. Foster's employment as president and chief executive officer of the Company and the Bank. Under the terms of the agreement, Mr. Foster receives a base salary of $175,000 per year, subject to annual increases in an amount the Company's board of directors shall determine appropriate of not less than 5% per year. The agreement provides that at the end of each year, Mr. Foster will be entitled to receive a cash bonus, to be awarded by the Bank's board of directors, based on the Bank's performance. The agreement also provided for the grant to Mr. Foster of an incentive stock option to purchase up to 75,000 shares of the Company's common stock following the completion of the Offering in January 2002, at an exercise price of $10.00 per share. The option will vest over five years, with 40% becoming exercisable on the one-year anniversary of Mr. Foster's employment, and with 20% becoming exercisable for each of the next three years of continued employment. Mr. Foster is also provided with an automobile allowance of $600 per month and initiation fees and monthly dues for two social clubs.

         The initial term of the employment agreement commenced on March 1, 2001, and will continue for a period of five years. At the end of the initial term of the agreement, and at the end of each year thereafter, the agreement will be extended for a successive one-year period unless one of the parties to the agreement notifies the other parties of his or its intent not to extend the agreement. Employment under the agreement may be terminated:

         - by the Bank for cause (as defined in the employment agreement);

         - by Mr. Foster if the Bank breaches any material provision of the employment agreement or there is a material diminution in his duties or responsibilities; and

         -        upon Mr. Foster's death or disability.

         If the Bank terminates Mr. Foster's employment without cause or if Mr. Foster terminates employment due to a material breach by the Bank, the Bank will be required to pay the compensation and provide the health and dental insurance coverage due under the agreement for a period of 12 months from the date of termination. If the employment of Mr. Foster is terminated for any reason other than by non-renewal of the agreement by the Company or the Bank, Mr. Foster will be prohibited from competing with the Bank or soliciting its customers or employees within the 50-mile radius of the Bank's main office for two years after the date of termination.

         In the event of a change in control of the Company, Mr. Foster will be entitled, for a period of 90 days after the change of control, and at his election, to deliver notice to the Company of the termination of the employment agreement, whereupon the Company will be required to make a lump sum payment to Mr. Foster in an amount equal to two times his then current compensation and benefits, including salaries, bonuses and all perquisites.

STOCK OPTION PLAN

         GENERAL. The Company has adopted a stock option plan that provides it with the flexibility to grant stock incentives to key employees, officers, directors, consultants and advisers for the purpose of giving them a proprietary interest in, and to encourage them to remain in the employ or service of, the Company and the Bank. The Company's board of directors has reserved 150,000 shares of its common stock for issuance through options that may be granted under the stock option plan. The number of shares reserved for issuance may change in the event of a stock split, recapitalization or similar event as described in the plan.

         ADMINISTRATION. It is expected that a committee of the Company's board of directors, which will be comprised of at least two non-employee directors, will administer the plan. The Company's board of directors will consider the standards contained in both Section 162(m) of the Internal Revenue Code of 1986, as currently in effect and Rule 16b-3 under the Securities Exchange Act, when appointing members to the committee. The committee and the board of directors will have the authority to grant awards under the plan, to determine the terms of each award, to interpret the provisions of the plan and to make all other determinations that they may deem necessary or advisable to administer the plan.

         The plan permits the committee or the board of directors, to grant stock options to eligible persons. Options may be granted on an individual basis or to a group of eligible persons. Accordingly, the committee or the board of directors, will determine, within the limits of the plan, the number of shares of the Company's common stock subject to an option, to whom an option is granted and the exercise price and forfeiture or termination provisions of each option. A holder of a stock option generally may not transfer the option during his or her lifetime.

         OPTION TERMS. The plan provides for incentive stock options and non-qualified stock options. The committee or the board of directors will determine whether an option is an incentive stock option or a non-qualified stock option when it grants the option, and the option will be evidenced by an agreement describing the material terms of the option.

         The committee or the board of directors will determine the exercise price of an option. The exercise price of an incentive stock option may not be less than the fair market value of the Company's common stock on the date of the grant, or less than 110% of the fair market value if the participant owns more than 10% of the Company's outstanding common stock. When the incentive stock option is exercised, the Company will be entitled to place a legend on the certificates representing the shares of common stock purchased upon exercise of the option to identify them as shares of common stock purchased upon the exercise of an incentive stock option. The exercise price of non-qualified stock options may be greater than, less than or equal to the fair market value of the common stock on the date that the option is awarded, based upon any reasonable measure of fair market value. The committee may permit the exercise price to be paid in cash or by the delivery of previously owned shares of common stock, and, if permitted in the applicable option agreement, through a cashless exercise executed through a broker or by having a number of shares of common stock otherwise issuable at the time of exercise withheld.

         The committee or the board of directors will also determine the term of an option. The term of an incentive stock option or non-qualified stock option may not exceed ten years from the date of grant, but any incentive stock option granted to a participant who owns more than 10% of the Company's outstanding common stock will not be exercisable after the expiration of five years after the date the option is granted. Subject to any further limitations in the applicable agreement, if a participant's employment terminates, an incentive stock option will terminate and become unexercisable no later than three months after the date of termination of employment. If, however, termination of employment is due to death or disability, one year will be substituted for the three-month period. Incentive stock options are also subject to the further restriction that the aggregate fair market value, determined as of the date of the grant, of the Company's common stock as to which any incentive stock option first becomes exercisable in any calendar year is limited to $100,000 per recipient. If incentive stock options covering more than $100,000 worth of the Company's common stock first become exercisable in any one calendar year, the excess will be non-qualified options. For purposes of determining which options, if any, have been granted in excess of the $100,000 limit, options will be considered to become exercisable in the order granted.

         TERMINATION OF OPTIONS. The terms of particular options may provide that they terminate, among other reasons, upon the holder's termination of employment or other status with the Company or the Bank, upon a specified date, upon the holder's death or disability, or upon the occurrence of a change in control of the Company. An agreement may provide that if the holder dies or becomes disabled, the holder's estate or personal representative may exercise the option. The committee or the board of directors, may, within the terms of the plan and the applicable agreement, cancel, accelerate, pay or continue an option that would otherwise terminate for the reasons discussed above.

         REORGANIZATIONS. The plan provides for an appropriate adjustment in the number and kind of shares subject to unexercised options in the event of any change in the outstanding shares of the Company's common stock by reason of a stock split, stock dividend, combination or reclassification of shares, recapitalization, merger or similar event. In the event of some types of corporate reorganizations, the committee or the board of directors, may, within the terms of the plan and the applicable agreement, substitute, cancel, accelerate, cancel for cash or otherwise adjust the terms of an option.

         AMENDMENT AND TERMINATION OF THE PLAN. The Company's board of directors has the authority to amend or terminate the plan. The Company's board of directors is not required to obtain shareholder approval to terminate the plan or, generally, to amend the plan, but may condition any amendment or termination of the plan upon shareholder approval if it determines that shareholder approval is necessary or appropriate under tax, securities, or other laws. However, any action by the board of directors may not adversely affect the rights of a holder of a stock option without the holder's consent.

DIRECTOR COMPENSATION

         The directors of the Company and the Bank will not be compensated separately for their services as directors until the Bank becomes cumulatively profitable. Thereafter, the Company and the Bank will adopt compensatory policies for their directors that conform to applicable law.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth certain information regarding the shares of the Company's common stock owned as of March 1, 2002, (i) by each person who beneficially owned more than 5% of the shares of the Company's common stock,
(ii) by each of the Company's directors and the Company's executive officers named in the summary compensation table above, and (iii) by all of the Company's directors and executive officers as a group.

                                                          SHARES OF COMMON STOCK                 PERCENT OF
             BENEFICIAL OWNER                              BENEFICIALLY OWNED(1)             OUTSTANDING SHARES
             ----------------                             -----------------------            ------------------
5% BENEFICIAL OWNERS

Sylvan M. Byck, Jr.                                              100,000                           6.7
2 E. Perry Lane
Savannah, Georgia  31401

Benny H. Curl                                                    100,000                           6.7
704 View Point Drive
Savannah, Georgia  31406

Robert S. Jepson, Jr.                                            100,000                           6.7
8 Shellworth Crossing
Savannah, Georgia  31411

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Jack L. Forehand                                                  15,000                           1.0
3 Wymberly Point Road
Savannah, Georgia  31406

Brian R. Foster                                                   30,000                           2.0
305 E. Charlton Street
Savannah, Georgia  31401

Stephen S. Green                                                  60,000                           4.0
306 E. Charlton Street
Savannah, Georgia  31401

G. Edison Holland, Jr.                                            10,000                             *
104 Johston Street
Savannah, Georgia  31401

Walter N. Lewis                                                   25,000                           1.7
9505 Abercorn Street
Savannah, Georgia  31406

James R. Lientz, Jr.                                              15,000                           1.0
770 Arden Close
Atlanta, Georgia  30327

All directors and executive officers as a group                  195,000                          13.0
(9 Persons)(3)

--------------

(*)      Less than 1%
(1) Determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Information with respect to beneficial ownership is based upon information furnished by each owner.
(2) Also serve as directors of the Bank, the Company's wholly-owned subsidiary.
(3) Does not reflect the share ownership of eight individuals who serve as directors of the Bank. These individuals hold an aggregate of 245,000 shares of the Company's common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company expects to enter into banking and other business transactions in the ordinary course of business with its organizers, directors and officers, including members of their families or corporations, partnerships or other organizations in which these organizers, directors and officers have a controlling interest. If transactions between the Company or the Bank and any of its organizers, directors or officers occur, the transaction:

         - will be on substantially the same terms, including price or interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to us;

         - will be on terms no less favorable than could be obtained from an unrelated third party; and

         - will be approved by a majority of the directors, including a majority of the directors who do not have an interest in the transaction.

         John G. Lientz, a shareholder and corporate secretary of the Company and the Bank, is a partner in the law firm of Bouhan, Williams & Levy LLP. Bouhan, Williams & Levy LLP provided legal services to the Company and the Bank in connection with its organization and is expected to continue to provide legal services to the Company and the Bank during the next fiscal year.

         In addition, after considering several locations near Oglethorpe Mall, Robert M. Chu, one of the Bank's organizers, entered into an agreement to purchase the property that will eventually serve as the location for the Bank's main office, for a purchase price of $785,000. Mr. Chu assigned his rights under the agreement to the Company and received $5,000 as consideration, equal to the amount of Mr. Chu's earnest money deposit on the property. On August 1, 2001, the Company acquired the property for a purchase price of $785,000.

         In addition, the Company has contracted with J.T. Turner Construction Co., Inc., a construction company owned by James T. Turner, Jr., a director of the Bank, to construct the Bank's future main office and branch office facilities described in "Item 2. - Properties" above. The Company accepted bids for the construction of these facilities and selected Mr. Turner's company as a result of it submitting the lowest bid.

         The Company also acquired furniture from Robert S. Jepson, Jr., one of its organizers, for a purchase price of $45,000. Mr. Jepson allowed the Company to defer payment of the purchase price for the furniture until the Bank began its banking operations. A used furniture dealer assisted the Company's management in establishing the purchase price for the furniture acquired from Mr. Jepson.

         The Company conducting its organizational activities from a facility owned by Sylvan M. Byck, one of its organizers. The initial term of the lease expired on August 31, 2001, at which time the lease became a month to month lease. The monthly rental fee for this temporary office space is $2,167 per month.

                                     PART IV


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K


         (a) Exhibits. Periodic reports, registration statements and other information filed by the Company with the SEC pursuant to the informational requirements of the Securities Act of 1993, as amended and the Securities Exchange Act of 1934, as amended may be inspected and copied at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding the Company.

       EXHIBIT
       NUMBER       DESCRIPTION
       -------      -----------
          3.1       Articles of Incorporation (incorporated by reference to
                    Exhibit 3.1 to the Company's Current Report on Form 8-K,
                    filed with the Commission on February 7, 2002).

          3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 (File No.
                    333-65066)).

          4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on
                    Form SB-2 (File No. 333-65066)).

          4.2 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

          4.3 Form of Organizer Warrant Agreement (incorporated by reference to Exhibit 4.3 of the Company's Registration
                    Statement on Form SB-2 (File No. 333-65066)).

          10.1      Lease Agreement, dated February 12, 2001, by and between
                    Southpoint Building, LLC and the Company (Temporary Office)
                    (incorporated by reference to Exhibit 10.1 of the Company's
                    Registration Statement on Form SB-2 (File No. 333-65066)).

          10.2 Assignment Agreement, dated as of June 14, 2001, by and among the Company, Robert M. Chu and Paul Yao, relating to that certain Real Estate Purchase Agreement by and between Robert M. Chu and Paul Yao (incorporated by reference to
                    Exhibit 10.2 of the Company's Registration Statement on Form
                    SB-2 (File No. 333-65066)).

          10.3      Employment Agreement, dated March 1, 2001, by and among the
                    Bank, the Company and Brian R. Foster (incorporated by reference to Exhibit 10.3 of the Company's Registration
                    Statement on Form SB-2 (File No. 333-65066)).(*)

          10.4      Employment Agreement, dated March 1, 2001, by and among the
                    Bank, the Company and William M. Austin (incorporated by reference to Exhibit 10.4 of the Company's Registration
                    Statement on Form SB-2 (File No. 333-65066)).(*)

          10.5      Employment Agreement, dated March 1, 2001, by and among the
                    Bank, the Company and Ann B. Crowder (incorporated by reference to Exhibit 10.5 of the Company's Registration
                    Statement on Form SB-2 (File No. 333-65066)).(*)

          10.6      Employment Agreement, dated April 26, 2001, by and among the
                    Bank, the Company and Michael E. Viers (incorporated by reference to Exhibit 10.6 of the Company's Registration
                    Statement on Form SB-2 (File No. 333-65066)).(*)

          10.7 Organizing Line of Credit, dated February 15, 2001, by and among the Company, as Borrower, Nexity Bank, as Lender, and the Organizers, as Guarantors (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form
                    SB-2 (File No. 333-65066)).

          10.8 Stock Option Plan (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form SB-2 (File
                    No. 333-65066)).(*)

          10.9      Form of Incentive Stock Option (incorporated by reference to
                    Exhibit 10.9 of the Company's Registration Statement on Form
                    SB-2 (File No. 333-65066)).(*)

          10.10 Form of Non-Qualified Stock Option (incorporated by reference to Exhibit 10.10 of the Company's Registration
                    Statement on Form SB-2 (File No. 333-65066)).(*)

          10.11     Form of Escrow Agreement, by and between the Company and The
                    Bankers Bank (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form SB-2 (File No.
                    333-65066)).

          10.12     Form of Organizer Warrant Agreement (contained in Exhibit
                    4.3)

          10.13 Real Estate Purchase Agreement, dated April 26, 2001, by and between DPD Enterprises, Inc. and the Company (incorporated by reference to Exhibit 10.13 of the Company's Registration
                    Statement on Form SB-2 (File No. 333-65066)).

          10.14 Loan Agreement, by and among the Company, as Borrower, Nexity Bank, as Lender, and the Organizers, as Guarantors
                    (incorporated by reference to Exhibit 10.14 of the Company's
                    Registration Statement on Form SB-2 (File No. 333-65066)).

          10.15 Loan Agreement, by and among the Company, as Borrower, Nexity Bank, as Lender, and the Organizers, as Guarantors
                    (incorporated by reference to Exhibit 10.15 of the Company's
                    Registration Statement on Form SB-2 (File No. 333-65066)).

          10.16 Letter of Intent, dated September 21, 2001, by and among the Company, Tattnall Bancshares, Inc. and The Tattnall Bank
                    (incorporated by reference to Exhibit 10.16 of the Company's
                    Registration Statement on Form SB-2 (File No. 333-65066)).

          10.17 Purchase and Assumption Agreement, dated October 22, 2001, between the Company and The Tattnall Bank (incorporated by reference to Exhibit 99.1 to Company's Current Report on
                    Form 8-K, filed with the Commission on November 6, 2001).

          21.1      Subsidiaries of the Registrant

--------------

(*) Compensation Plan or Arrangement required to be listed as an exhibit to Form 10-KSB.

         (b)      Reports on Form 8-K.

         On November 6, 2001, the Company filed a Current Report on Form 8-K to announce that it had entered into an Purchase and Assumption Agreement, dated October 22, 2001, with The Tattnall Bank, pursuant to which the Bank would acquire the performing loans and assume certain deposit and other liabilities of the Savannah branch office of The Tattnall Bank. The Company had previously announced that it had entered into a Letter of Intent on September 21, 2001 with respect to the acquisition.

                               FCB FINANCIAL CORP.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2001

                            FCB FINANCIAL CORPORATION
                        (A Development Stage Enterprise)

                                FINANCIAL REPORT
                                December 31, 2001

                                TABLE OF CONTENTS


                                                                                                           Page
                                                                                                           ----
Independent Auditor's Report..............................................................................  F-2

Balance Sheet, December 31, 2001..........................................................................  F-3

Statement of Operations, Period from February 13, 2001,
     Date of Inception, to December 31, 2001..............................................................  F-4

Statement of Changes in Organizers' Deficit, Period from
     February 13, 2001, Date of Inception, to December 31, 2001...........................................  F-5

Statement of Cash Flows, Period from February 13, 2001,
     Date of Inception, to December 31, 2001..............................................................  F-6

Notes to Financial Statements.............................................................................  F-7

               Report of Independent Certified Public Accountants



The Directors
FCB Financial Corporation
Savannah, Georgia

         We have audited the accompanying balance sheet of FCB Financial Corporation (a development stage enterprise) as of December 31, 2001 and the related statements of operations, changes in organizers' deficit and cash flows for the period from February 13, 2001 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FCB Financial Corporation (a development stage enterprise) as of December 31, 2001 and the results of its operations and its cash flows for the period from February 13, 2001 through December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                             Respectfully submitted,



                                             /s/ Hancock, Askew & Co.


Savannah, Georgia
February 11, 2002

                            FCB FINANCIAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                DECEMBER 31, 2001


                                     ASSETS

Cash                                                                               $     50,298
Cash in Escrow                                                                       12,383,134
Prepaid Expenses                                                                          6,077
Security Deposits                                                                        37,607
Deferred Stock Offering Costs                                                           128,680
Property                                                                              2,034,465
                                                                                   ------------

                                                                                   $ 14,640,261
                                                                                   ============

                       LIABILITIES AND ORGANIZERS' EQUITY

LIABILITIES
     Accrued Expenses                                                              $     36,832
     Accounts Payable                                                                    76,834
     Line of Credit                                                                     750,000
     Notes Payable                                                                    2,265,000
                                                                                   ------------
                                                                                      3,128,666
                                                                                   ============

ORGANIZERS' EQUITY
     Preferred Stock, Par Value $1 Per
       Share, 10,000,000 Shares Authorized,
       No Shares Issued
     Common Stock, Par Value $1 Per Share,
       100,000,000 Shares Authorized, 100
       Shares Issued and Outstanding                                                        100
     Additional Paid-In Capital                                                             900
     Common Stock Subscribed                                                         12,353,060
     Deficit Accumulated During the
       Development Stage                                                               (842,465)
                                                                                   ------------
                                                                                     11,511,595
                                                                                   ------------

                                                                                   $ 14,640,261
                                                                                   ============

                   The accompanying notes are an integral part
                          of this financial statement.

                            FCB FINANCIAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
            FOR THE PERIOD FROM FEBRUARY 13, 2001 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2001


INTEREST EARNED FROM ESCROW                                                        $     30,074
                                                                                   ------------

EXPENSES
     Salaries and Payroll Taxes                                                         510,538
     Professional Fees                                                                   88,266
     Advertising and Public Relations                                                    44,208
     Membership Dues and Initiation Fees                                                 18,213
     Charter Application Costs                                                           67,314
     Depreciation                                                                           600
     Insurance                                                                           19,669
     Rent                                                                                25,289
     Communications                                                                       6,277
     Office                                                                               7,249
     Interest                                                                            55,535
     Taxes and Licenses                                                                  16,433
     Travel and Entertainment                                                             2,883
     Miscellaneous                                                                       10,065
                                                                                   ------------
       Loss Before Provision for Income Taxes                                           872,539
                                                                                   ------------

PROVISION FOR INCOME TAXES                                                                    0
                                                                                   ------------

NET LOSS                                                                           $   (842,465)
                                                                                   ============

                   The accompanying notes are an integral part
                          of this financial statement.

                            FCB FINANCIAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF CHANGES IN ORGANIZERS' DEFICIT
              FOR THE PERIOD FEBRUARY 13, 2001 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2001


                                                                             Deficit
                                                                           Accumulated
                           Common Stock      Additional     Common         During the
                         ---------------      Paid-In       Stock          Development
                         Shares   Amount      Capital     Subscribed          Stage           Total
                         ------  --------   -----------   ----------       -----------     -----------
Sale of Stock
   to Organizers          100      $100        $900                                         $     1,000

Common Stock
   Subscribed                                             $12,353,060                        12,353,060

Net Loss                                                                   $ (842,465)         (842,465)
                          ---      ----        ----       -----------      ----------       -----------

                          100      $100        $900       $12,353,060      $ (842,465)      $11,511,595
                          ===      ====        ====       ===========      ==========       ============

                  The accompanying notes are an integral part
                          of this financial statement.

                            FCB FINANCIAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM FEBRUARY 13, 2001 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2001


CASH USED FOR PRE-0PERATING ACTIVITIES
     Net Loss                                                                      $   (842,465)
     Depreciation                                                                           600
     Interest Earned from Escrow                                                        (30,074)
     Security Deposits                                                                  (37,607)
     Prepaid Expenses                                                                    (6,077)
     Accrued Expenses                                                                    36,832
     Accounts Payable                                                                    76,834
                                                                                   ------------
         Cash Used for Pre-Operating Activities                                        (801,957)
                                                                                   ------------

INVESTING ACTIVITY
     Purchase of Property                                                            (2,035,065)
                                                                                   ------------
         Cash Used in Investing Activity                                             (2,035,065)
                                                                                   ------------

FINANCING ACTIVITIES
     Proceeds from Borrowings on Line of Credit                                         750,000
     Proceeds from Borrowings on Notes Payable                                        2,265,000
     Proceeds from Issuance of Common Stock to
       Organizers                                                                         1,000
     Deferred Stock Offering Costs                                                     (128,680)
                                                                                   ------------
         Cash Provided by Financing Activities                                        2,887,320
                                                                                   ------------

CASH - DECEMBER 31, 2001                                                           $     50,298
                                                                                   ============

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash Paid for Interest                                                        $     45,000
                                                                                   ============

                  The accompanying notes are an integral part
                          of this financial statement.

                            FCB FINANCIAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

         FCB Financial Corporation (the "Company") is a Georgia corporation organized for the purpose of owning and controlling all of the capital stock of First Chatham Bank (the "Bank"). The Bank was organized as a state bank under the laws of the State of Georgia.

         The Company is a development stage enterprise as defined by Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business. The Company's planned principal operations had not commenced and revenue had not been recognized from the planned principal operations.

          Year-End

          The Company adopted a fiscal year ending on December 31, effective for the period ending December 31, 2001. A minimal amount of transactions that occurred prior to the Company's incorporation have been combined in these financial statements for ease of presentation.

          Estimates

          The financial statements include estimates and assumptions that effect the Company's financial position and results of operations and disclosure of contingent liabilities. Actual results could differ from these estimates.

          Depreciation

          Depreciation is computed on the straight-line method over seven years, the assets' expected useful lives.

          Deferred Stock Offering Costs

          Deferred stock offering costs are expenses incurred by the Company in connection with the offering and issuance of its stock. The deferred stock offering costs will be deducted from the Company's additional paid-in capital after the stock offering.

                            FCB FINANCIAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES (CONTINUED)

          Organization Costs

          Organization costs include incorporation, legal and consulting fees incurred in connection with establishing the Company. In accordance with Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," organization costs are expensed when incurred.

          Income Taxes

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting and income tax bases of assets and liabilities.

NOTE 2 - PROPERTY

          Property, at cost, consists of the following:

        Office Equipment and Furniture      $      2,791
        Less Accumulated Depreciation               (600)
                                            ------------
                                                   2,191
        Construction in Process                  248,761
        Land                                   1,783,513
                                            ------------
                                            $  2,034,465
                                            ============

         Deprecation expense charged to pre-operating activity in 2001 was approximately $600.

                            FCB FINANCIAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - LINE OF CREDIT

         The Company has established a $750,000 line of credit with a lender to fund operating expenses of the Company during the developmental stage. The line is uncollateralized and is guaranteed on a pro-rata basis by the organizers. The line bears interest at The Wall Street Journal prime rate less 50 basis points and expires February 15, 2002. As of December 31, 2001, $750,000 is outstanding on this line of credit.

NOTE 4 - NOTES PAYABLE

     Note payable to a financial institution due
          August, 2002 with interest at The Wall Street
          Journal prime less .75% payable monthly beginning
          November, 2001. Collateralized by real estate and
          guaranteed pro-rata by each organizer.                                $ 785,000

     Note payable to a financial institution due June,
          2002 with interest at The Wall Street Journal
          prime less .75% payable monthly beginning
          September, 2001. Collateralized by real estate and
          guaranteed pro-rata by each organizer.                                  975,000

     Note payable to a financial institution with
          principal and interest at 6.00% due February,
          2002. The note is uncollateralized.                                     250,000

     Note payable to a financial institution
          with principal and interest at 5.50% due
          February, 2002. The note is uncollater-
          alized. The Company has available
          $45,000 on this note.                                                    255,000
                                                                                ----------

                                                                                $2,265,000
                                                                                ==========

                            FCB FINANCIAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - NOTES PAYABLE (CONTINUED)

         The line of credit and all notes payable were paid off in January, 2002.

NOTE 5 - INCOME TAXES

         The provision for income taxes consists of the following:

        Deferred Tax Benefit                              $ 311,000
        Increase in Valuation Allowance                    (311,000)
        Currently Payable                                         0
                                                          ---------

        Provision for Income Taxes                        $       0
                                                          =========

         The deferred tax benefit arises from the benefit to be derived from the future deduction for tax purposes of substantially all of the development stage costs incurred through December 31, 2001. These costs will be deductible for income tax purposes over a five-year period beginning when operations commence. These benefits will be realized if the Company generates sufficient taxable income to absorb the deductions. Due to the uncertainty of future earnings, a valuation allowance has been provided to offset the deferred tax benefit.

         The following is a reconciliation of income taxes at statutory rates to the provision for income taxes:


        Income Taxes at Statutory Rate                    $(337,000)
        Effect of Non-Deductible Expenses                     7,000
        Other                                                19,000
        Increase in Valuation Allowance                     311,000
                                                          ---------

        Net Deferred Tax Asset                            $       0
                                                          =========

         The Company has available at December 31, 2001 a net operating loss carryforward of approximately $7,000 which may be used to offset future taxable income. The loss, if unused, will begin to expire in 2021.

                            FCB FINANCIAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company has purchased furniture from an organizer for $55,000. The obligation arising from this purchase is included in accounts payable and is payable on demand. The Company leases temporary office space as described in
Note 6 from an organizer.

         A shareholder and officer of the Company provides legal services to the Company and the Bank. These services include handling organizational issues, real estate acquisitions, contract matters, assisting with the preparation of the prospectus and other capital formation issues, assisting with the application to the Georgia Department of Banking and Finance, and coordinating other legal matters. Through December 31, 2001, the Company incurred $123,000 in fees for legal services provided by this shareholder and officer of the Company.

         An organizer entered into an agreement to purchase the proposed site for the Company's main office for a purchase price of $785,000. Subsequently, he assigned his rights under the agreement to FCB Financial Corporation and received $5,000 as consideration, equaling the amount he paid as an earnest money deposit on the property.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         The Company leases temporary office space under an agreement, which ended August 31, 2001, requiring monthly payments of $2,167. Subsequently, it will be leased on a month-to-month basis and can be terminated by either party giving thirty day written notice of its intent to do so.

         The Company has engaged a consulting company to assist in obtaining a charter for the Bank and bank holding company. The aggregate cost of the services is approximately $60,000. Approximately $49,000 of that amount had been paid through December 31, 2001.

         The Company has entered into employment agreements with its president and chief executive officer and other officers, which include compensation terms ranging form 36 to 60 months, annual bonuses, stock option plans and two year noncompetition agreements upon early termination.

                            FCB FINANCIAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company has committed to purchase software licenses and installation services costing approximately $170,000. As of December 31, 2001, approximately $56,000 of this purchase commitment had been paid.

         The Company has committed to having its data processing, cash letters, checks and related bank media transported to its processing facility costing approximately $12,000 annually.

         The Company also has a commitment for installation of a computer network and policy manual development costing approximately $25,000. As of December 31, 2001, none of this purchase commitment had been paid.

NOTE 8 - SUBSEQUENT EVENTS

         On January 23, 2002, pursuant to a Purchase and Assumption Agreement, dated October 22, 2001, First Chatham Bank acquired the performing loans and assumed certain deposit and other liabilities of the Savannah branch office of The Tattnall Bank, located at 7917 Abercorn Street, Savannah, Georgia.

         In the Acquisition, the Bank assumed approximately $10,924,000 in deposit and other liabilities and acquired approximately $9,869,000 in loans and other assets. The Bank was charged a premium of $370,000 on the deposit liabilities it assumed from the Tattnall Bank. Pursuant to the terms of Purchase and Assumption Agreement, the Bank received a cash payment of approximately $413,000, the amount by which the deposit and other liabilities assumed by the Bank exceeded the amount of the deposit premium and the loans and other assets (including an additional amount of approximately $272,000 representing vault cash and ATM cash) acquired by the Bank.

         In connection with the Acquisition, the Bank entered into a one year agreement with The Tattnall Bank to lease the facility used by The Tattnall Bank as its Savannah branch office, including all of the existing furniture, fixtures and equipment. The Bank plans to conduct banking operations in this facility until construction of the Bank's main office facility is completed. For the remainder of the lease term, the Company plans to use this facility for additional office space.

                            FCB FINANCIAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - SUBSEQUENT EVENTS (CONTINUED)

         On January 11, 2002, the Company ended its initial public offering of shares of its common stock, par value $1.00 per share, at an offering price of $10.00 per share, after having received subscriptions for all 1,500,000 shares included in the offering. With the prior approval of the Board of Governors of the Federal Reserve and the Georgia Department of Banking and Finance, on January 22, 2002, the Company used $10,000,000 of the net proceeds of the offering to capitalize the Bank. In return, the Bank issued all of its common stock to the Company, and the Company became the Bank's sole shareholder. Accordingly, the Company is now a bank holding company within the meaning of the Bank Holding Company Act of 1956.

         The Bank opened for business in the branch office facility formerly used by the Tattnall Bank as its Savannah branch office, located at 7917 Abercorn Street, Savannah, Georgia.

         On January 18, 2002, the Company reached a settlement in its dispute with Bank of America over the use of the names "C & S" and Citizens & Southern". As part of the settlement, Bank of America agreed to pay the Company an undisclosed amount, and the Company agreed not to use the "C & S" or "Citizens & Southern" names and to give up its rights to the "candsbank.com" domain website.

         On January 23, 2002, the Company filed with the Georgia Secretary of State Articles of Amendment to its Articles of Incorporation to change the Company's corporate name to "FCB Financial Corp". The Company also caused the Bank to change its corporate name to "First Chatham Bank".

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FCB FINANCIAL CORP.



Dated: March 25, 2002              By: /s/ Brian R. Foster
                                       -----------------------------------------
                                       Brian R. Foster
                                       President and Chief Executive Officer
                                       (Principal Executive, Financial and
                                       Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

               SIGNATURE                                TITLE                                DATE
               ---------                                -----                                ----



/s/ Jack L. Forehand                                   Director                          March 25, 2002
------------------------------------
Jack L. Forehand



/s/ Brian R. Foster                          Director, President and Chief               March 25, 2002
------------------------------------               Executive Officer
Brian R. Foster                            (principal executive, financial and
                                                   accounting officer)



/s/ Stephen S. Green                                   Director                          March 25, 2002
------------------------------------
Stephen S. Green



/s/ G. Edison Holland                                  Director                          March 25, 2002
------------------------------------
G. Edison Holland



/s/ Walter N. Lewis                                    Director                          March 25, 2002
------------------------------------
Walter N. Lewis



/s/ James R. Lientz, Jr.                               Director                          March 25, 2002
------------------------------------
James R. Lientz, Jr.

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
21.1              Subsidiaries of the Registrant