Form 10QSB
period 2001-03-31
FCB FINANCIAL CORP
filed 2002-05-17
CIK 1143158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001.

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No. 333-65066

FCB FINANCIAL CORP.
(Name of Small Business Issuer in Its Charter)

Georgia	58-2606457
(State of Incorporation)	(I.R.S. Employer Identification Number)

401 Mall Boulevard Savannah, Georgia	31406
(Address of Principal Executive Offices)	(Zip Code)

(912) 303-0209
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2001

Common Stock, $1.00 par value	1,471,000

Transitional Small Business Disclosure Format (check one):

Yes   ☐    No   ☒

FCB FINANCIAL CORP.

INDEX

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheet as of March 31, 2002 (Unaudited)	2

		Condensed Consolidated Statements of Income (Unaudited) for the Three Months ended March 31, 2002 and the period from February 13, 2001 (inception) to March 31, 2002	3

		Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three months ended March 31, 2002 and the period from February 13, 2001 (inception) to March 31, 2002	4

		Notes to Condensed Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

PART II	OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statement

FCB FINANCIAL CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED BALANCE SHEET
MARCH 31, 2002

ASSETS
Cash and Due From Banks	$593,496
Federal Funds Sold	8,452,000

Cash and Cash Equivalents	9,045,496

Securities Available For Sale	8,106,474

Loans	17,114,368
Less Allowance for Loan Losses	(225,000)

Loans, Net	16,889,368

Property, Net	2,101,168

Other Assets	818,582

Total Assets	$36,961,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-Interest Bearing Demand	$1,305,231
Interest Bearing Demand	16,138,324
Savings	73,941
Time	5,883,746

Total Deposits	23,401,242

Shareholders’ Equity
Common Stock, Par Value $1; 10,000,000 Shares Authorized; 1,471,000 Issued and Outstanding at March 31, 2002	1,471,000
Capital Surplus	13,071,193
Common Stock Subscribed	140,000
Accumulated Deficit	(1,086,347)
Cumulative Other Comprehensive Income, Net	(36,000)

13,559,846

Total Liabilities and Shareholders’ Equity	$36,961,088

     The accompanying notes are an integral part of this financial statement.

FCB FINANCIAL CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND FOR THE PERIOD FROM
FEBRUARY 13, 2001 (INCEPTION) TO MARCH 31, 2002

		Period from
		February 13, 2001
	Three months ended	(inception) to
	March 31, 2002	March 31, 2002

Loans, Including Fees	$225,409	$225,409
Investment Securities	26,515	26,515
Federal Funds Sold	36,695	36,695

Total Interest Income	288,619	288,619
Interest Expense	101,430	101,430

Net Interest Income	187,189	187,189
Provision For Loan Losses	225,000	225,000

Net Interest Income After Provision of Loan Losses	(37,811)	(37,811)

Other Income	208,902	238,976
Other Expenses
Salaries and Employee Benefits	340,416	850,954
Occupancy and Equipment	74,329	113,144
Marketing and Other Business Development	51,370	116,674
Postage, Printing and Supplies	23,212	23,212
Other	230,705	488,587

	720,032	1,592,571

Loss Before Income Taxes	(548,941)	(1,391,406)

Income Tax Expense
Net Loss	(548,941)	(1,391,406)

     The accompanying notes are an integral part of this financial statement.

FCB FINANCIAL CORP. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND FOR THE PERIOD FROM
FEBRUARY 13, 2001 (INCEPTION) TO MARCH 31, 2002

		Period from
		February 13, 2001
	Three months ended	(inception) to
	March 31, 2002	March 31, 2002

Operating Activities:
Net Loss	$(548,941)	$(1,391,406)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	16,999	17,599
Provision for Loan Losses	225,000	225,000
Increase in Other Assets	(440,719)	(514,477)
Increase in Other Liabilities		113,666

Net Cash Used in Operating Activities	(747,661)	(1,549,618)

Investing Activities:
Purchase of Securities Available For Sale, Net	(8,171,474)	(8,171,474)
Net Increase in Loans	(7,304,122)	(7,304,122)
Purchase of Property	(2,106,167)	(2,106,167)
Cash Received From Branch Purchase	687,326	687,326

Net Cash Used in Investing Activities	(16,894,437)	(16,894,437)

Financing Activities:
Net Increase in Deposits	12,542,807	12,542,807
Proceeds from Issuance of Common Stock Net of Offering Costs	14,094,489	14,946,744

Net Cash Provided by Financing Activities	26,637,296	27,489,551

Net Increase in Cash and Cash Equivalents	8,995,198	9,045,496
Cash and Cash Equivalents Beginning of Period	50,298

Cash and Cash Equivalents End of Period	$9,045,496	$9,045,496

Supplemental Disclosures:
Cash Paid for Interest	$60,000	$105,000

Cash Paid for Income Taxes

     The accompanying notes are an integral part of this financial statement.

FCB FINANCIAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The Company’s unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, however, the consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary to present fairly the consolidated financial position and the consolidated results of operations of the Company. The consolidated results of operations for the three month period ended March 31, 2002 and the period from February 13, 2001 (inception) to March 31, 2002 are not necessarily indicative of the results of which may be expected for an entire year.

Cautionary Notice Regarding Forward-Looking Statements

     Some of the statements of FCB Financial Corp. (the “Company”) and First Chatham Bank (the “Bank”) included in this Report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Plan of Operations,” are “forward-looking statements.” Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in the Bank’s primary service area, the business strategies of the Company and the Bank, capital expenditures of the Company and the Bank, including construction of additional offices, the Bank’s acquisition of the Savannah branch office of The Tattnall Bank and other statements that are not historical facts. The words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast” and similar expressions are intended to identify the forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are not guarantees of future performance and are subject to a number of risks, uncertainties and other factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These factors include, among other things (i) increased competition from other financial institutions, (ii) lack of sustained growth in the economy of Chatham County, Georgia, (iii) rapid fluctuations in interest rates, (iv) departures of key personnel, (v) failure to successfully integrate the branch acquisition, (vi) potential deposit attrition following completion of the branch acquisition and (vii) changes in the legislative and regulatory environment. Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from the consolidated financial statements and notes thereto, which begin on page 2 of this Report. This discussion should be read in conjunction with the information provided in the Company’s consolidated financial statements and notes thereto.

General

     The Company was in the development stage during the last fiscal year and remained in that stage until January 2002. The Company was organized on February 13, 2001 to serve as a holding company for the Bank. During the fiscal year ending December 31, 2001, the Company’s main activities were:

•	seeking, interviewing and selecting its officers;

•	preparing its business plan;

•	applying for a state bank charter under the laws of the State of Georgia;

•	applying for FDIC deposit insurance;

•	applying to become a bank holding company;

•	identifying the sites for its banking facilities;

•	negotiating an acquisition of the performing loans and assumption of certain deposits and other liabilities of the Savannah branch office of The Tattnall Bank; and

•	raising equity capital through an initial public offering.

     With the prior approval of the Board of Governors of the Federal Reserve and the Georgia Department of Banking and Finance (the “Georgia Department”), on January 22, 2002, the Company used $10,000,000 of the net proceeds of its initial public offering of common stock (the “Offering”) to capitalize the Bank. In return, the Bank issued all of its common stock to the Company, and the Company became the Bank’s sole shareholder. Accordingly, the Company is now a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended.

     On January 23, 2002, pursuant to a Purchase and Assumption Agreement, dated October 22, 2001, the Bank acquired the performing loans and assumed certain deposit and other liabilities of the Savannah branch office of The Tattnall Bank, located at 7917 Abercorn Street, Savannah, Georgia (the “Branch Acquisition”). In the Branch Acquisition, the Bank assumed approximately $10,924,000 in deposit and other liabilities and acquired approximately $9,869,000 in loans and other assets. The Bank was charged a premium of $370,000 on the deposit liabilities it assumed from The Tattnall Bank.

     Pursuant to the terms of Purchase and Assumption Agreement, the Bank received a cash payment of approximately $413,000 at closing, the amount by which the deposit and other liabilities assumed by the Bank exceeded the amount of the deposit premium and the loans and other assets (including an additional amount of approximately $272,000 representing vault cash and ATM cash) acquired by the Bank. In connection with the Branch Acquisition, the Bank entered into a one year agreement with The Tattnall Bank to lease the facility used by The Tattnall Bank as its Savannah branch office, including all of the existing furniture, fixtures and equipment. The Bank plans to conduct banking operations in this facility until construction of the Bank’s future main office facility is completed. For the remainder of the lease term, the Company plans to use this facility for additional office space. On January 23, 2002, after completing the Branch Acquisition, the Bank opened for business in the branch office facility formerly used by The Tattnall Bank as its Savannah branch office.

Financial Condition

     At March 31, 2002, the Company had total assets of approximately $36.9 million. These assets consisted principally of approximately $16.9 million in loans, $8.4 million in federal funds sold and $2.1 million in property. At March 31, 2002, the Company’s loan portfolio consisted principally of approximately $11.7 million in commercial loans, $5.0 million in consumer loans and $0.4 million in real estate loans. The allowance for loan losses was $225,000 at March 31, 2002.

     Liabilities at March 31, 2002 totaled approximately $23.4 million, consisting principally of $16.1 million in interest bearing demand deposits, $5.8 million in time deposits and $1.3 in non-interest bearing demand deposits. At March 31, 2002, shareholders’ equity was approximately $13.6 million.

Liquidity

     Liquidity management involves the ability to match the cash flow requirements of the Company’s customers, who may be either depositors desiring to withdraw funds or borrowers requiring loan proceeds. This is accomplished by monitoring and managing the balances and maturities of its loans and deposits in such a way that its cash in vaults, cash held in correspondent bank accounts, and federal funds sold are sufficient to meet anticipated demand for immediate funds. Additionally, the Bank has applied for membership in the Federal Home Loan Bank and the bank maintains a federal funds borrowed line of credit with its primary correspondent as a source of additional liquidity as needed.

     The liquidity of the Company is monitored on a periodic basis by management and regulatory authorities. The Company has no historical reference for seasonal or other related demands on its liquidity. Because of this lack of history and the expected high growth of the Company, a higher than normal level of liquidity is being maintained.

Capital Expenditures — Additional Office Properties

     On August 1, 2001, the Company acquired an approximately 0.8 acre lot neighboring the Oglethorpe Mall in Savannah for a purchase price of $785,000. The property will be the site for the Bank’s future main office, which is expected to have approximately 6,400 square feet of office space. To pay for the property, the Company entered into a loan agreement with Nexity Bank, for an amount of $785,000. Each organizer of the Company guaranteed a pro-rata portion of the loan, which bore interest at 0.75% less than the prime rate, as published in the Money Rates section of The Wall Street Journal, and was scheduled to be due on August 1, 2002. In January 2002, the Company repaid the loan in full using a portion of the proceeds of the Offering.

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

     Construction of the future main office and branch office began in September 2001. Costs of constructing the future main office and branch office facilities are estimated at $1,300,000 and $800,000, respectively, and are being funded with a portion of the net proceeds of the Offering. The Company has contracted with J.T. Turner Construction Co., Inc., a construction company owned by James T. Turner, Jr., a director of the Bank, to construct these office facilities. The Company accepted bids for the construction of these facilities and selected Mr. Turner’s company as a result of it submitting the lowest bid.

     Costs of furnishing and equipping the Bank’s future main office and branch office facilities are estimated at $406,800 and $256,800, respectively.

     Other than as described above, management knows of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way in the foreseeable future.

Capital Adequacy

     Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. The Bank and the Company substantially exceeded the regulatory minimums on capital requirements and ratios as of March 31, 2002. However, as the Company and the Bank continue to grow and the loan portfolio increases, these ratios should adjust downward. Management will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios for the Company and the Bank as of March 31, 2002 are as follows:

	FCB	First	Regulatory
	Financial	Chatham	Minimum
	Corp.	Bank	Requirement

Leverage capital ratios	25.59	25.67	4.00
Risk-based capital ratios
Tier 1 capital	42.04	27.93	4.00
Total capital	42.04	27.93	8.00

Results of Operations

     The Company’s banking subsidiary, First Chatham Bank, received its charter from the Georgia Department and commenced banking operations on January 23, 2002.

     The Company’s results of operations are determined by its ability to effectively manage net interest income, control non-interest expenses, generate non-interest income and minimize loan losses. In order for the Company to become profitable, it must increase the amount of its earning assets so that net interest income along with non-interest income is sufficient to cover normal operating expenses incurred in a banking operation and the Bank’s provision for loan losses.

     Net Income. Net losses for the three month period ended March 31, 2002 and the period from February 13, 2001 (inception) to March 31, 2002 were $548,941 and $1,391,406, respectively. Net interest income for the three months ended March 31, 2002 was $187,189, which resulted in a net interest margin for the three month period ended March 31, 2002 of 5.31%.

     Provision for Loan Losses. The provision for loan losses represents a charge to earnings in the current period to maintain an allowance for possible future loan losses. These charges are at a level that management determines is adequate based on the makeup of the loan portfolio and current economic considerations. The provision for loan losses was $225,000 for the three month period ended March 31, 2002. As of March 31, 2002, no loans had been charged off by the Company. In addition, there were no loans past due greater than thirty days and no loans had been placed on nonaccrual status.

     Other Income and Expenses. Other income totaled $208,902 for the three months ended March 31, 2002. Total non-interest expense was $720,032 for the three months ended March 31, 2002. Non-interest expense consisted primarily of $340,416 in salaries and employee benefits and $230,705 of other expenses, which principally included legal and accounting expenses, data processing, consultant fees, insurance, dues and subscriptions and charter expenses.

     Income Taxes. The Company will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued as of March 31, 2002, because of the operational losses incurred to date.

PART II

OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits

None

(b)	Reports on Form 8-K

The Company filed a form 8-K on February 7, 2002 to report the completion of its acquisition of the performing loans and assumption of the deposits and certain other liabilities of the Savannah branch office of The Tattnall Bank.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FCB FINANCIAL CORP.

		By:	/s/ Brian R. Foster

Brian R. Foster
Dated:	May 17, 2002		President and Chief Executive Officer (Principal Executive and Accounting Officer)