Form 10QSB
period 2002-06-30
FCB FINANCIAL CORP
filed 2002-08-14
CIK 1143158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002.

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to __________________

Commission File No. 333-65066

FCB FINANCIAL CORP.

(Name of Small Business Issuer in Its Charter)

Georgia	58-2606457
(State of Incorporation)	(I.R.S. Employer Identification Number)

401 Mall Boulevard	31406
Savannah, Georgia	(Zip Code)
(Address of Principal Executive Offices)

(912) 303-0209
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at June 30, 2002

Common Stock, $1.00 par value	1,493,000

Transitional Small Business Disclosure Format (check one):

Yes  ☐     No  ☑

FCB FINANCIAL CORP.

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of
June 30, 2002 (Unaudited)	2

Condensed Consolidated Statements of Income
(Unaudited) for the Three Months
and Six Months ended June 30, 2002	3

Condensed Consolidated Statements of Cash Flows
(Unaudited) for the Three months
and Six Months ended June 30, 2002	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	6

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statement

FCB FINANCIAL CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED BALANCE SHEET
JUNE 30, 2002

ASSETS
Cash and due from banks	$1,145,659
Federal funds sold	7,555,000

8,700,659

Securities available for sale	11,613,033

Loans	30,594,246
Less allowance for loan losses	(318,000)

Loans, net	30,276,246

Construction in progress	2,588,553

Other assets	1,023,464

Total assets	$54,201,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$2,101,832
Interest bearing demand	31,153,989
Savings	104,607
Time	7,399,300

Total Deposits	40,759,728

Shareholders’ equity
Common stock, par value $1; 10,000,000 shares authorized; 1,493,000 issued and outstanding at June 30, 2002	1,493,000
Capital surplus	13,269,193
Common stock subscribed	70,000
Accumulated deficit	(1,411,274)
Cumulative other comprehensive income, net	21,308

13,442,227

Total liabilities and shareholders’ equity	$54,201,955

The accompanying notes are an integral part of this financial statement.

FCB FINANCIAL CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002

	Three months	Six months
	ended June 30,	ended June 30,
	2002	2002

Loans, including fees	$441,596	$667,005
Investment securities	77,840	104,355
Federal funds sold	29,183	65,878

Total interest Income	548,619	837,238
Interest expense	199,709	301,139

Net interest income	348,910	536,099
Provision for loan losses	93,000	318,000

Net interest income after provision for loan losses	255,910	218,099

Other non-interest income	24,969	233,871
Other non-interest expenses
Salaries and employee benefits	335,195	675,611
Occupancy and equipment	87,934	162,263
Marketing and other business development	43,770	95,140
Postage, printing and supplies	25,141	48,353
Other	113,766	344,471

	605,806	1,325,838

Loss before income taxes	(324,927)	(873,868)

Income tax expense
Net Loss	$(324,927)	$(873,868)

Per share information:
Basic and diluted net loss per common share - Based on 1,483,900 weighted average shares outstanding for the three months ended June 30, 2002 and 1,345,320 weighted average shares outstanding for the six months ended June 30, 2002	$(0.22)	$(0.65)

The accompanying notes are an integral part of this financial statement.

FCB FINANCIAL CORP. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002

	Three months	Six months
	ended June 30,	ended June 30,
	2002	2002

Operating Activities:
Net loss	$(324,927)	$(873,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation
Provision for loan losses	93,000	318,000
Increase in other assets	(274,882)	(781,100)
Increase in other liabilities	—	(113,666)

Net cash used in operating activities	(506,809)	(1,450,634)

Investing Activities:
Purchase of securities available for sale, net	(3,449,251)	(11,591,725)
Net increase in loans	(13,479,878)	(30,594,246)
Purchase of property	(487,385)	(554,088)
Cash received from branch purchase	897,000	(7,555,000)

Net cash used in investing activities	(16,519,514)	(50,295,059)

Financing Activities:
Net increase in deposits	17,358,486	40,759,728
Repayment of short term borrowings	—	(3,015,000)
Cash released from escrow	—	12,413,000
Repayment of short-term borrowings	220,000	2,683,118

Net cash provided by financing activities	17,578,486	52,841,054

Net increase in cash and cash equivalents	552,163	1,095,361
Cash and cash equivalents beginning of period	—	50,298

Cash and cash equivalents end of period	$552,163	$1,145,659

Supplemental Disclosures:
Cash paid for interest	$200,000	$301,000

Cash paid for income taxes

The accompanying notes are an integral part of this financial statement.

FCB FINANCIAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The Company’s unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, however, the consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary to present fairly the consolidated financial position and the consolidated results of operations of the Company. The consolidated results of operations for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results of which may be expected for an entire year.

Cautionary Notice Regarding Forward-Looking Statements

     Some of the statements of the FCB Financial Corp., a Georgia corporation (the “Company”) and First Chatham Bank, a Georgia banking corporation (the “Bank”) included in this Report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Plan of Operations,” are “forward-looking statements.” Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in the Bank’s primary service area, the business strategies of the Company and the Bank, capital expenditures of the Company and the Bank, including construction of additional offices and other statements that are not historical facts. The words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast” and similar expressions are intended to identify the forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are not guarantees of future performance and are subject to a number of risks, uncertainties and other factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These factors include, among other things

•	increased competition from other financial institutions;

•	lack of sustained growth in the economy of Chatham County, Georgia;

•	rapid fluctuations in interest rates;

•	departures of key personnel;

•	failure to successfully integrate the branch acquisition;

•	potential deposit attrition following completion of the branch acquisition; and

•	changes in the legislative and regulatory environment.

     Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from the consolidated financial statements and notes thereto, which begin on page 1 of this Report. This discussion should be read in conjunction with the information provided in the Company’s consolidated financial statements and notes thereto.

General

     The Company was in the development stage during the last fiscal year and remained in that stage until January 2002. The Company was organized on February 13, 2001 to serve as a holding company for the Bank. From February 13, 2001 through January 23, 2002, the Company’s main activities were:

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

     With the prior approval of the Board of Governors of the Federal Reserve System and the Georgia Department of Banking and Finance (the “Georgia Department”), on January 22, 2002, the Company used $10,000,000 of the net proceeds of its initial public offering of common stock to capitalize the Bank. In return, the Bank issued all of its common stock to the Company, and the Company became the Bank’s sole shareholder. Accordingly, the Company is now a bank holding company within the meaning of the Bank Holding Company Act.

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

Financial Condition

     At June 30, 2002, the Company had total assets of approximately $54.2 million. These assets consisted of approximately $30.3 million in loans, $11.6 million in securities available for sale, $7.6 million in federal funds sold, $2.6 million in construction in progress, $1.1 million in cash and due from banks and $1.0 million in other assets. At June 30, 2002, the Company’s loan portfolio consisted principally of approximately $20 million in commercial loans, $6 million in consumer loans and $4 million in real estate loans. During the three month and six month periods ended June 30, 2002, the Bank originated approximately $13 million and approximately $16 million in loans, respectively. In addition, the Bank acquired approximately $8 million in loans through the Branch Acquisition. The allowance for loan losses was $318,000 at June 30, 2002.

     Liabilities at June 30, 2002 totaled approximately $40.8 million, consisting principally of $31.2 million in interest bearing demand deposits, $7.4 million in time deposits and $2.1 in non-interest bearing demand deposits. During the three month and six month periods ended June 30, 2002, the Company had new deposits of $18 million and $29 million, respectively. In addition, the Bank assumed approximately $11 million of deposits through the Branch Acquisition. At June 30, 2002, shareholders’ equity was approximately $13.4 million.

Liquidity

     Liquidity management involves the ability to match the cash flow requirements of the Company’s customers, who may be either depositors desiring to withdraw funds or borrowers requiring loan proceeds. This is accomplished by monitoring and managing the balances and maturities of its loans and deposits in such a way that its cash in vaults, cash held in correspondent bank accounts, and federal funds sold are sufficient to meet anticipated demand for immediate funds. Additionally, the Bank is a member of the Federal Home Loan Bank and the bank maintains a federal funds borrowed line of credit with two correspondents as a source of additional liquidity as needed.

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

     Construction of the future main office and branch office began in September 2001. Through June 30, 2002, the Company had incurred costs of construction of approximately $360,000 for the future main office and approximately $432,000 for the future branch office. The total costs of constructing the future main office and branch office facilities are estimated at $1,300,000 and $800,000, respectively. The Company has contracted with J.T. Turner Construction Co., Inc., a construction company owned by James T. Turner, Jr., a director of the Bank, to construct these office facilities. The Company accepted bids for the construction of these facilities and selected Mr. Turner’s company as a result of it submitting the lowest bid.

     Costs of furnishing and equipping the Bank’s future main office and branch office facilities are estimated at $406,800 and $256,800, respectively.

Other Commitments and Contingencies

     In addition, our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. At June 30, 2002, the Bank had outstanding commitments to extend credit of approximately $7.0 million and outstanding letters of credit of approximately $3.8 million.

     Other than as described above, management knows of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way in the foreseeable future.

Capital Adequacy

     Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. The Bank and the Company substantially exceeded the regulatory minimums on capital requirements and ratios as of June 30, 2002. However, as the

Company and the Bank continue to grow and the loan portfolio increases, these ratios should adjust downward. Management will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios for the Company and the Bank as of June, 2002 are as follows:

Capital Ratios

	FCB	First	Regulatory
	Financial	Chatham	Minimum
	Corp.	Bank	Requirement

Leverage capital ratios Risk-based capital ratios Tier 1 capital Total capital	99.41 28.35 29.02	25.97 18.40 19.07	4.00 4.00 8.00

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

     Net Income. Net losses for the three month and six month periods ended June 30, 2002 were $0.22 and $0.65 per share, respectively. Net interest income for the three month and six month periods ended June 30, 2002 was $348,910 and $536,099, respectively, which resulted in a net interest margin for the three month six month periods ended June 30, 2002 of 3.63% and 3.73%, respectively.

     Provision for Loan Losses. The provision for loan losses represents a charge to earnings in the current period to maintain an allowance for possible future loan losses. These charges are at a level that management determines is adequate based on the makeup of the loan portfolio and current economic considerations. The provision for loan losses was $93,000 for the three month period ended June 30, 2002, and $318,000 for the six month period ended June 30, 2002. As of June 30, 2002, no loans had been charged off by the Company. In addition, there were no loans past due greater than thirty days and no loans had been placed on nonaccrual status.

     Other Income and Expenses. Other income totaled $24,969 and $233,871 for the three month and six month periods ended June 30, 2002. Total non-interest expense was $605,806 and $1,325,838, respectively, for the three month and six month periods ended June 30, 2002. For the six month period ended June 30, 2002, non-interest expense consisted primarily of $675,611 in salaries and employee benefits and $344,471 of other expenses, which principally included legal and accounting expenses, data processing, consultant fees, insurance, dues and subscriptions and charter expenses.

     Income Taxes. The Company will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued as of June 30, 2002, because of the operational losses incurred to date.

     The Company was in its organizational stages as of June 30, 2001. Therefore, statements of operations and cash flows for the period ended June 30, 2001 and a comparative analysis to June 30, 2001 is not provided.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that our determination of the allowance for loan losses affects our most significant judgments and estimates used in the preparation of our consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

     Allowance for Loan Losses

     The allowance for loan losses is established through provisions for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries are added to the allowance. Management’s evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risk within the loan portfolio. This analysis includes consideration of the size of the portfolio, level of nonperforming loans, loan concentrations, historical performance, current economic conditions and review of certain individual loans.

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

PART II

OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

     (a)      Exhibits

                None

     (b)     Reports on Form 8-K

Exhibit 99.1 — Certification under Section 906 of the Sarbanes-Oxley Act

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 13, 2002	FCB FINANCIAL CORP. By: /s/ Brian R. Foster Brian R. Foster President and Chief Executive Officer (Principal Executive and Accounting Officer)

EXHIBIT INDEX

99.1	Certification Under Section 906 of the Sarbanes-Oxley Act