Form 10QSB
period 2002-09-30
FCB FINANCIAL CORP
filed 2002-11-15
CIK 1143158

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to_____________

Commission File Number: 333-65066

FCB FINANCIAL CORP.
(Exact name of small business issuer as specified in its charter)

Georgia	58 — 2606457

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

401 Mall Boulevard, Savannah, Georgia 31406
(Address of principal executive office)

(912) 303-0209
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    [X]    No[  ]

Common stock, $1 par value: 1,500,000 shares
outstanding as of November 4, 2002

Transitional Small Business Disclosure Format    Yes [  ]    No[X]

FCB Financial Corp. & Subsidiary

Report on Form 10-QSB
September 30, 2002

		Page No.

PART I:	FINANCIAL INFORMATION
Item 1	Financial Statements.
	Consolidated Balance Sheet as of September 30, 2002	3
	Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2002	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2002	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3	Controls and Procedures	16
PART II:	OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K	16
Signatures		17
Certification		18

Cautionary Notice Regarding Forward-Looking Statements

     Some of the statements of the Company included in this Report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Plan of Operations,” are “forward-looking statements.” Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, the business strategies of the Company and the Bank, capital expenditures of the Company and the Bank, including construction of additional offices, projected asset growth and other statements that are not historical facts. The words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast” and similar expressions are intended to identify the forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are not guarantees of future performance and are subject to a number of risks, uncertainties and other factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These factors include, among other things, governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

FCB FINANCIAL CORP & SUBSIDIARY
Consolidated Balance Sheet
(Unaudited)

September 30,
2002

ASSETS
Cash and Due From Banks	$1,287,849
Federal Funds Sold	4,530,000

Cash and Cash Equivalents	5,817,849

Securities available for sale	13,425,534
Loans	49,823,269
Less: allowance for loan losses	(548,000)

Loans, net	49,275,269

Premises and equipment	3,322,902
Accrued interest receivable	295,250
Other assets	316,934

Total assets	$72,453,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$2,965,551
Interest bearing	54,650,063

Total deposits	57,615,614

FHLB advances	1,500,000
Accrued interest payable	103,126
Other liabilities	134,512

59,353,252

Shareholders’ Equity
Common Stock, Par Value $1; 100,000,000 shares authorized; 1,500,000 issued and outstanding at September 30, 2002	1,500,000
Capital surplus	13,332,193
Accumulated deficit	(1,848,042)
Accumulated other comprehensive income	116,335

13,100,486

Total liabilities and shareholders’ equity	$72,453,738

The accompanying notes are an integral part of this financial statement.

FCB FINANCIAL CORP. & SUBSIDIARY
Consolidated Statement of Operations and Comprehensive Income
(Unaudited)

	Three	Nine
	months ended	months ended
	September 30,	September 30,
	2002	2002

Interest Income:
Interest and fees on loans	$639,430	$1,306,435
Interest on federal funds sold	34,013	99,891
Interest and dividends on investment securities:	121,030	225,385

Total interest income	794,473	1,631,711
Interest Expense:
Interest on deposits	344,521	645,660
Other borrowings	3,600	3,600

Total interest expense	348,121	649,260

Net interest income	446,352	982,451
Provision for loan losses	230,000	548,000

Net interest income after provision for loan losses	216,352	434,451

Noninterest income:
Service charges and fees	21,465	46,976
Securities gains net	—	—
Other noninterest income (expense)	(7,165)	201,195

Total noninterest income	14,300	248,171

Noninterest expense:
Salaries and employee benefits	322,345	997,956
Occupancy	101,947	264,210
Other noninterest expense	252,030	739,994

Total noninterest expense	676,322	2,002,160

Loss before income taxes	(445,670)	(1,319,538)
Income taxes	—	—

Net Loss	$(445,670)	$(1,319,538)

Other comprehensive income
Unrealized holding gains on securities available for sale	143,980	176,265
Reclassification adjustment for realized gains on securities transactions	—	—

Total other comprehensive income before income taxes	143,980	176,265
Income tax expense related to above items:
Unrealized holding gains on securities available for sale	48,953	59,930
Reclassification adjustment for realized gains on securities transactions	—	—

Total income tax expense	48,943	59,930

Net other comprehensive income	95,027	116,335

Total comprehensive income (loss)	(350,643)	(1,203,203)

Basic loss per share	(0.30)	(0.94)
Diluted loss per share	(0.30)	(0.94)
Cash dividends declared per share of common stock	—	—
Weighted average shares outstanding	1,498,239	1,396,853

The accompanying notes are an integral part of this financial statement.

FCB FINANCIAL CORP & SUBSIDIARY
Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2002
(Unaudited)

For the Nine Months
Ended September 30,
2002

Operating Activities:
Net loss	$(1,319,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	67,726
Provision for loan losses	548,000
Gain on sales of securities	-
Decrease in accrued interest receivable	(295,250)
Change in other assets	(27,491)
Change in accrued interest payable	103,126
Change in other liabilities	20,846

Net cash used in operating activities	(902,581)

Investing Activities:
Purchases of investment securities available for sale	(18,368,412)
Proceeds from maturities and calls of securities available for sale	4,874,408
Proceeds from sales of investment securities available for sale	-
Net increase in loans	(49,823,269)
Purchases of bank premises and equipment	(1,288,437)

Net cash used in investing activities	(64,605,710)

Financing Activities:
Net increase in deposits	57,615,614
Proceeds from issuance of common stock	2,792,094
Proceeds from FHLB advances	1,500,000
Repayments of short term borrowings and notes payable	(3,015,000)

Net cash provided by financing activities	58,892,708

Net decrease in cash and cash equivalents	(6,615,583)
Cash and cash equivalents at beginning of period	12,433,432

Cash and cash equivalents at end of period	$5,817,849

Supplemental Disclosures:
Cash paid for interest	$879,325

Cash paid for income taxes	$-

The accompanying notes are an integral part of this financial statement.

FCB FINANCIAL CORP. & SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS – FCB Financial Corp. (the “Parent”) is a bank holding company whose business is conducted by its wholly-owned subsidiary, First Chatham Bank (the “Bank”). The Parent and the Bank are collectively referred to as the “Company”. The Bank is a commercial bank located in Savannah, Georgia. The Bank provides a full range of banking services in its primary market area of Chatham County and surrounding counties.

BASIS OF PRESENTATION - These unaudited consolidated financial statements include the accounts of the Company. Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2001 Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and valuation of deferred income tax assets.

LOSS PER COMMON SHARE - Basic loss per share (“EPS”) is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

The basic and diluted EPS information was computed based on weighted average shares outstanding for the three and nine months ended September 30, 2002 of 1,498,239 and 1,396,853, respectively.

COMPREHENSIVE INCOME (LOSS) - Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income but excluded from net income. Currently, the Company’s other comprehensive income consists solely of unrealized gains, net of deferred income taxes, on available-for-sale securities. Other comprehensive income for the three and nine months ended September 30, 2002 was $95,000 and $116,000, respectively.

ACCOUNTING PRONOUNCEMENTS - On July 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002.

NOTE 2.  SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale at September 30, 2002 and is summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale - September 30, 2002
U.S. Government and agency securities	$6,618,000	104,000	—	6,722,000
Mortgage-backed securities	6,302,000	73,000	—	6,375,000
Other miscellaneous	328,534	—	—	328,534

	$13,248,534	177,000	—	13,425,534

The Company realized no gains or losses from the sale of securities as no such transactions during the nine months ended September 30, 2002. At September 30, 2002, approximately $4,503,000 of the Company’s available-for-sale portfolio was pledged to secure public fund deposits.

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans at September 30, 2002 is summarized as follows:

	September 30,	Percent
	2002	of Total

Commercial	$29,390,000	59.0%
Real estate - construction	4,843,000	9.7%
Real estate - mortgage	7,296,000	14.6%
Consumer installment and other	8,294,269	16.6%

	49,823,269
Allowance for loan losses	(548,000)

Loans, net	$49,275,269

Using standard industry codes, the Company periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. There were no valuation allowances associated with any loans at September 30, 2002.

At September 30, 2002, the Company has granted loans and other extensions of credit in the normal course of its banking business amounting of approximately $2.4 million to certain directors, executive officers, and their related entities. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved.

NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Company has entered into off-balance-sheet financial instruments that are not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the consolidated financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At September 30, 2002 the Company’s commitments to extend credit totaled $13.0 million and standby letters of credit totaled $967,000.

Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

In the normal course of business, the Company may become involved in various legal proceedings. As of September 30, 2002, the management of the Company is not aware of any such proceedings against the Company.

NOTE 6.  COMMON STOCK

The Company has a stock option plan under which it has granted options to certain of its employees and directors to purchase common stock at or above the fair market value on the date of grant. All of the options are intended to be incentive stock options under Section 422 of the Internal Revenue Code. Options under the plan vest in varying increments over ten years in accordance with vesting schedules determined by the Board of Directors.

NOTE 7.  REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At September 30, 2002, no dividends could be declared by the Bank without regulatory approval.

The Parent and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Parent’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Parent and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of September 30, 2002, the Parent and the Bank meet all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, pursuant to banking regulations, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I capital to average asset ratios as set forth in the following table. The Bank’s actual capital amounts and ratios at September 30, 2002 are presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2002
Total Capital to Risk Weighted Assets	$11,484,000	20.85%	4,406,800	8.00%	5,508,500	10.00%
Tier 1 Capital to Risk Weighted Assets	10,936,000	19.85%	2,203,400	4.00%	3,305,100	6.00%
Tier 1 Capital to Average Assets	10,936,000	17.19%	2,545,400	4.00%	3,181,750	5.00%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless this Management’s Discussion and Analysis of Financial Condition and Results of Operations indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “FCB Financial Corp.” as used herein refer to FCB Financial Corp. and its subsidiary, First Chatham Bank, which we sometimes refer to as “the Bank,” “our bank subsidiary” or “our bank.”

The following is a discussion of our financial condition at September 30, 2002 and our results of operations for the three and nine months ended September 30, 2002. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements or the unaudited interim consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in our 2001 Annual Report on Form 10-K.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for loan losses ("ALL") and the recognition of our deferred income tax assets, we have made judgments and estimates which have significantly impacted our financial position and results of operations.

Allowance for Loan Losses. Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the ALL and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the allowance for loan losses is composed of two components, the entire allowance is available to absorb any credit losses.

We establish the allocated amount separately for two different risk groups (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or the underlying collateral value. We also assign estimated loss ratios to our consumer portfolio. However, we base the estimated loss ratios for these homogenous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.

The unallocated amount is particularly subjective and does not lend itself to exact mathematical calculation. We use the unallocated amount to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management’s experience.

We then test the resulting ALL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the allowance for loan losses in its entirety.

Deferred Income Tax Assets. During the period from inception through September 30, 2002, we incurred net operating losses and, as a result, recorded deferred tax assets associated with these loss carry forwards. However, we also recorded a full valuation allowance against our net deferred tax assets, and we have not recognized any income tax benefit in our statement of operations. Our judgment was based on our inability to conclude that it was more likely than not that we would be sufficiently profitable in the future to recognize these tax benefits. Unless our judgment changes as to the likelihood of realizing these deferred tax assets, we will continue to recognize such assets in our consolidated financial statements.

Results of Operations — Three and Nine months ended September 30, 2002

Our results for the three and nine months ended September 30, 2002 were highlighted by the continued growth of our earning assets which resulted in increased net interest income and growth in noninterest income. Total revenues, which are comprised of net interest income and noninterest income, for the three months ended September 30, 2002, were $1,984,000, compared to total revenues for the nine months ended September 30, 2002, of $5,316,000. The provision for loan losses was $139,000 for the third quarter of 2002 compared to $548,000 for the nine months ended September 30, 2002.

Noninterest expense was $749,000 for the three months ended September 30, 2002, compared to $2,169,000 for the nine months ended September 30, 2002. Net loss for the three months ended September 30, 2002 was $445,670 compared to net loss for the nine months ended September 30, 2002 of $1,319,538.

The following is a more detailed discussion of results of our operations which focuses primarily on comparing, for each major item in the results, the third quarter of 2002 to the second quarter of 2002 and the first nine months of 2002.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities, the average interest rate for total interest-earning assets and total interest-bearing liabilities, and net interest spread and net interest margin on average interest-earning assets for the three months ended September 30, 2002 compared to the nine months ended September 30:

	Three Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2001

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income	$39,237,000	639,430	6.47%	23,643,000	1,306,435	8.10%
Investment securities, available for sale	12,789,000	121,030	3.79%	8,435,000	225,385	3.85%
Federal funds sold and securities purchased under agreements to resell	7,778,000	34,013	1.75%	7,137,000	94,891	2.02%

Total interest-earning assets	59,804,000	794,473	5.28%	39,215,000	1,631,711	6.08%

Nonearning assets	9,206,000			9,143,000

Total assets	$69,010,000			48,358,000

Interest bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$31,920,000	214,000	2.66%	19,878,000	403,000	2.97%
Savings deposits	114,000	200	0.70%	82,000	1,000	1.79%
Certificates of deposit	15,682,000	130,321	3.30%	8,551,000	241,660	4.14%

Total interest-bearing deposits	47,716,000	344,521	2.86%	28,511,000	645,660	3.32%
Federal funds sold and securities sold under agreements to repurchase	433,000	3,600	3.33%	144,000	3,600	3.60%

Total interest-bearing liabilities	48,149,000	348,121	2.87%	28,655,000	649,260	3.32%
Demand deposits	4,210,000	—		5,579,000	—

Total deposits and interest-bearing liabilities	52,359,000	348,121	2.64%	34,234,000	649,260	2.78%

Other liabilities	3,290,000			677,000
Stockholders’ equity	13,361,000			13,447,000

Total liabilities and stockholders’ equity	$69,010,000			48,358,000

Net interest income		$446,532			$982,451

Net interest spread			2.41%			2.76%
Net interest margin			2.97%			3.65%

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an ALL that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses was $139,250 for the three months ended September 30, 2002 and $548,000 for the nine months ended September 30, 2002.

Based upon management’s evaluation of the loan portfolio, management believes the ALL to be adequate to absorb losses on existing loans that may become uncollectible. Based upon our management’s assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover inherent risks in the loan portfolio. Consistent with the growth in our loan portfolio, this assessment has resulted in increases to our ALL and a charge to our results of operations through the provision for loan losses. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by our management and are reviewed from time to time by the Bank’s regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as general economic conditions both locally and nationally, which may negatively impact, materially, the adequacy of our provision for loan losses.

Noninterest Income. Noninterest income consists predominately of fees from the sale of investment products. It also includes service charges on deposit accounts and other miscellaneous revenues and fees. Because fees from the sale of investment products, as well as various other components of noninterest income, often reflect changing market conditions, our noninterest income may tend to fluctuate more on a quarter to quarter basis than does net interest income, since net interest income is the result of interest income from the growth of earning assets offset by interest expense from interest-bearing liabilities.

For the three months ended September 30, 2002, our noninterest income was $14,000 and consisted largely of service charge related fees. For the nine months ended September 30, 2002, our noninterest income was $248,000 and included service charge related fee income and miscellaneous other non-interest income items. Noninterest income comprised 9% of our total revenues (net interest income plus noninterest income) for the third quarter of 2002 and 8% for the nine months ended September 30, 2002. It is our goal to increase the percentage of noninterest income to total revenues over time such that we develop more diversified fee-generating revenue streams.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the three months ended September 30, 2002, we incurred approximately $676,000 in noninterest expenses.

Expense categories will fluctuate from quarter to quarter based on several factors including compensation increases and revenue growth. As an example, commission expenses will generally fluctuate consistently with fluctuations in investment sales commissions and fees. We anticipate increases in our expenses during 2002 for such items as additional personnel, salary increases and incentives and other items related to our growth. Our efficiency ratio, which is noninterest expense divided by total revenues, was 147% in the third quarter of 2002 compared to 163% for the first nine months of 2002. We believe the efficiency ratio will continue to improve throughout the remainder of 2002 and into 2003.

Income Taxes. We did not recognize an income tax benefit because we recorded a full valuation allowance against our net deferred tax assets.

As discussed under “Critical Accounting Policies” above, in the fourth quarter of 2001 we determined that it was more likely than not that we would realize the tax benefits of our accumulated net operating losses and other charges.

Financial Condition

We experienced significant growth between January 23, 2002 and September 30, 2002. At September 30, 2002, we had total assets of $72.4 million. This significant increase in assets was generally reflected in loans and was funded primarily by increases in deposits and other borrowings. We anticipate that assets will continue to increase throughout the remainder of fiscal year 2002.

Loans. The composition of loans at September 30, 2002 and the percentage of each classification to total loans are summarized as follows:

	September 30,	Percent
	2002	of Total

Commercial	$29,390,000	59.0%

Real estate — construction	4,843,000	9.7%

Real estate — mortgage	7,296,000	14.6%

Consumer installment and other	8,294,269	16.6%

	49,823,269

Allowance for loan losses	(548,000)

Loans, net	$49,275,269

Non-Performing Assets. The specific economic and credit risks associated with our loan portfolio, include, but are not limited to, a general downturn in the economy which could affect employment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking laws and regulations.

We attempt to reduce these economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 15% of the Bank’s statutory capital in the case of loans that are not fully secured by readily marketable or other permissible types of collateral.

It is the Bank’s policy to discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At September 30, 2002 there were no non-accrual loans.

Allowance for Loan Losses. We maintain the allowance for loan losses ("ALL") at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of September 30, 2002 our ALL was $548,000 and represented 1.10% of gross loans outstanding. Management deemed this amount to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Policies” above.

Summary of Loan Loss Experience. As a relatively new institution, we do not have loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we expect to have charge-offs and we will consider the amount and history of our charge-offs in determining the adequacy of our allowance. Through the nine months ended September 30, 2002 we have experienced no loan charge-offs and the balance in the allowance for loan losses is equal to that amount provided for in accompanying statement of operations.

Investments. Our investment portfolio, consisting primarily of U.S. Government agency bonds and mortgage-backed securities, amounted to $13.4 million at September 30, 2002. Periodically we may securities available-for-sale to fund loan growth and for other cash flow purposes. During the nine months ended September 30, 2002, there were no securities sold. In addition, at September 30, 2002, approximately $10.5 million of our available for sale portfolio was pledged to secure public fund deposits and securities sold under agreements to repurchase.

Deposits and Other Borrowings. We had approximately $59 million in deposits at September 30, 2002. Our deposits consist of noninterest and interest-bearing demand accounts, savings, money market and time deposits. The amounts of time deposits issued in amounts of $100,000 or more as of September 30, 2002 amounted to $12.5 million.

Capital Resources. Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At September 30, 2002 our capital ratios, including the Bank’s capital ratios, met regulatory minimum capital requirements. For the first nine months of 2002, our stockholders’ equity changed due to two factors. Net loss for the nine-month period was $1.3 million, plus an increase in the market value of our available-for-sale securities resulted in a slight decrease in accumulated other comprehensive income of $116,000. As a result, our stockholders’ equity amounted to $13.1 million at September 30, 2002.

Our primary source of funds available to the Parent will be the Bank’s payment of dividends. Banking regulations limit the amount of dividends that may be paid by the Bank without prior approval of the Department of Banking and Finance. Currently, the Bank cannot pay the holding company any dividends without prior approval of the Department of Banking and Finance.

At September 30, 2002, we had no material commitments for capital expenditures. However, we are in the process of developing our branch network in the Bank and surrounding counties. As a result, we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease property and/or rent currently constructed facilities. We anticipate opening a branch facility in the Hodgson/Memorial area of Chatham County in the fourth quarter. We currently anticipate such a facility to cost approximately $2 million to construct.

At September 30, 2002 management believes the Bank would be categorized as well capitalized. In order to be considered well capitalized, pursuant to banking regulations, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I capital to average asset ratios as set forth in the following table. Additionally, we and the Bank must maintain certain minimum capital ratios for regulatory purposes. The following table presents actual minimum and “well capitalized” capital amounts and ratios at September 30, 2002:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Actual Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2002
Total Capital to Risk Weighted Assets	$11,484,000	20.85%	4,406,800	8.00%	5,508,500	10.00%
Tier 1 Capital to Risk Weighted Assets	10,936,000	19.85%	2,203,400	4.00%	3,305,100	6.00%
Tier 1 Capital to Average Assets	10,936,000	17.19%	2,545,400	4.00%	3,181,750	5.00%

Dividends. The Bank is subject to restrictions on the payment of dividends to us under federal banking laws and the regulations of the Department of Banking and Finance. We in turn are also subject to limits on payment of dividends to our shareholders by the rules, regulations and policies of federal banking authorities. We have not paid any dividends to date, nor do we anticipate paying dividends to our shareholders for the foreseeable future. In order to pay such dividends, we will need to receive dividends from the Bank or have other sources of funds. Future dividend policy will depend on the Bank’s earnings, capital position, financial condition and other factors.

Market Risk Management

Asset / Liability Management. Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies. Our Asset Liability Management Committee, or ALCO, is charged with the responsibility of monitoring these policies, which are designed to ensure acceptable composition of asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.

Interest Rate Sensitivity. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet client demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. Measurements which we use to help us manage interest rate sensitivity include an earnings simulation model, an economic value of equity model, and gap analysis computations. These measurements are used in conjunction with competitive pricing analysis.

Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net income to less than 10 percent for a 200 basis point change in rates from management’s most likely interest rate forecast over the next twelve months. We have operated within this guideline since inception.

Economic value of equity. Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for an instantaneous 200 basis point change in interest rates, the economic value of equity will not change by more than 20 percent from the base case. We have operated within this guideline since inception.

Gap analysis. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed; for example, within three months or one year. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate gap analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates. Prepayments (for example, mortgage-backed securities) and early withdrawals (for example, time deposits) also could deviate from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Derivatives. We may use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At September 30, 2002, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

Liquidity Risk Management

The purpose of liquidity risk management is to ensure that there are sufficient cash flows to satisfy loan demand, deposit withdrawals, and our other needs. Traditional sources of liquidity for a bank include asset maturities and growth in core deposits. A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations. Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective. The liability base provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and our management intends to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates, general economic conditions and competition. Additionally, debt security investments are subject to prepayment and call provisions that could accelerate their payoff prior to stated maturity. We attempt to price our deposit products to meet our asset/liability objectives consistent with local market conditions. Our ALCO is responsible for monitoring our ongoing liquidity needs. Our regulators also monitor our liquidity and capital resources on a periodic basis.

Our consolidated statement of cash flows shows net cash provided or used by operating, investing and financing activities. These activities resulted in net cash used of $6.6 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2002, we used $900,000 in net cash from operating activities. Net cash used for investing activities amounted to $65 million for the nine months ended September 30, 2002 as we deployed funds received from financing activities in earning assets and premises and equipment.

At September 30, 2002, we had unfunded loan commitments outstanding of $13.0 million and outstanding standby letters of credit of $967,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Bank could also sell participations in these or other loans to correspondent banks. To date, the Bank has been able to fund its ongoing liquidity needs through attraction of additional deposits or liquidation of Federal funds sold. At September 30, 2002, the Bank had accommodations with upstream correspondent banks for unsecured short-term advances of approximately $4.5 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.

In addition, the Bank is a member of the Federal Home Loan Bank of Atlanta. As a result, the Bank receives advances from the Federal Home Loan Bank of Atlanta, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. The Bank has pledged under the borrowing agreements with the Federal Home Loan Bank of Atlanta certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.

At September 30, 2002, the Bank had received an advance from the Federal Home Loan Bank of Atlanta totaling $1.5 million. Based on the collateral pledged to the Federal Home Loan Bank of Atlanta, the Bank had additional capacity of approximately $4 million at September 30, 2002 which it could use to secure additional advances, subject to Federal Home Loan Bank of Atlanta requirements.

At September 30, 2002, brokered certificates of deposit approximated $2.0 million, or 3.5% of total deposits. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Atlanta advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Recently Issued Accounting Pronouncements

On July 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002.

Impact of Inflation

     The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

Item 3.  Controls and Procedures

     Within the 90-day period prior to the filing of this Quarterly Report on Form 10-QSB, an evaluation was carried out under the supervision and with the participation of management, including the principal executive and financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the principal executive and financial officer has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to this evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

99.1	Certification pursuant to 18 USC Section 1350 — Sarbanes-Oxley Act of 2002

     (b)  Reports on form 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FCB FINANCIAL CORP

By: /s/ Brian Foster

Brian Foster President and CEO (Principal Executive and Financial Officer) Date: November 13, 2002

CERTIFICATION OF CHIEF EXECUTIVE AND FINANCIAL OFFICER

I, Brian R. Foster, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FCB Financial Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Brian R. Foster

Brian R. Foster President and Chief Executive Office (Principal Executive and Financial Officer)