Form 10KSB
period 2002-12-31
FCB FINANCIAL CORP
filed 2003-03-31
CIK 1143158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission File No. 333-65066

FCB FINANCIAL CORP.
(Name of Small Business Issuer in Its Charter)

Georgia (State of Incorporation)	58-2606457 (I.R.S. Employer Identification Number)

7401 Hodgson Memorial Drive Savannah, Georgia (Address of Principal Executive Offices)	31406 (Zip Code)

(912) 629-2900
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered

None	N/A

Securities registered under Section 12(g) of the Exchange Act: None

     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

     The issuer’s revenues for its most recent fiscal year were $2,968,923.

     The aggregate market value of the common stock held by non-affiliates of the issuer on March 1, 2003 was $10,625,000. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference to the fair market value of the Common Stock of the issuer based on the most recent sale of the Common Stock known to the Company. For the purpose of this response, directors, officers and holders of 5% or more of the issuer’s common stock are considered the affiliates of the issuer at that date. Although directors and executive officers of the registrant were assumed to be “affiliates” of the issuer for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

     As of March 1, 2003, 1,500,000 shares of the issuer’s common stock were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes ☐   No ☑

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements of FCB Financial Corp., a Georgia corporation (the “Company”), in this Report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Plan of Operations,” are “forward-looking statements.” Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in the primary service area of First Chatham Bank (the “Bank”), the business strategies of the Company and the Bank, capital expenditures of the Company and the Bank, including construction of additional offices, the Bank’s acquisition of the Savannah branch office of The Tattnall Bank and other statements that are not historical facts. The words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast” and similar expressions are intended to identify the forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are not guarantees of future performance and are subject to a number of risks, uncertainties and other factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These factors include, among other things (i) increased competition from other financial institutions, (ii) lack of sustained growth in the economy of Chatham County, Georgia, (iii) rapid fluctuations in interest rates, (iv) departures of key personnel, and (v) changes in the legislative and regulatory environment. Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.

Item 1. Description of Business

FCB Financial Corp.

     The Company was incorporated as a Georgia corporation on February 13, 2001, and owns all of the outstanding capital stock of the Bank. In an initial public offering completed on January 11, 2002 (the “Offering”), the Company sold and issued an aggregate of 1,500,000 shares of common stock, par value $1.00 per share, at a price of $10.00 per share. On January 22, 2002, the Company received approval from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Georgia Department of Banking and Finance (the “Georgia Department”) to become a bank holding company. Accordingly, on January 22, 2002, the Company used $10,000,000 of the net proceeds of Offering to purchase all of the common stock of the Bank.

     The Company has been organized to make it easier for the Bank to serve its customers. The holding company structure provides flexibility for expanding the Company’s banking business by possibly acquiring other financial institutions and providing additional capital and banking-related services. A holding company structure will make it easier for the Company to raise capital for the Bank because the Company will be able to issue securities without the need for prior banking regulatory approval and the proceeds of debt securities issued by the Company can be invested in the Bank as primary capital.

     At December 31, 2002, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.

     The Company’s executive offices are located at 7401 Hodgson Memorial Drive, Savannah, Georgia 31406, and its telephone number at such location is (912) 629-2900. See “Item 2. Description of Properties.”

First Chatham Bank

     On May 22, 2001, the organizers of the Company and the Bank filed an application with the Georgia Department and the Federal Deposit Insurance Corporation (the “FDIC”) to organize the Bank as a state-chartered bank in Chatham County, Georgia. On January 22, 2002, the Company purchased all of the common stock of the Bank. The Bank received final approval of its charter application on January 23, 2002.

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

     Market Area and Competition

     The Bank’s initial primary service area is Chatham County, Georgia. The primary service area represents a geographic area that includes the City of Savannah, Georgia.

     The banking business is highly competitive. The Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in its primary service area. Chatham County is served by 12 insured financial institutions operating a total of 72 retail branches as of June 30, 2002, the latest date for which information is available. A number of these competitors are well established in the Bank’s primary service area.

     According to the FDIC, bank and thrift deposits in Chatham County grew from approximately $2.3 billion in June 1997 to approximately $2.8 billion in June 2002, an increase of approximately 20.1%. This growing deposit base is primarily controlled by large national and super-regional banks, which include Wachovia, Bank of America, SunTrust and BB&T. Together, these banks held approximately 82.0% of the total deposits in Chatham County, as of June 30, 2002. Although most of these large financial institutions are well established in Chatham County, community banks have been successful in competing for deposits. Community banks with a significant presence in Chatham County include Savannah Bank & Trust, with approximately 8.48% of total deposits and Coastal Bank with approximately 3.52% of total deposits, as of June 30, 2002. No other community bank held more than 2.0% of the deposits in the Bank’s primary service area as of June 30, 2002.

     The following table illustrates the deposit base and market share of the financial institutions located in Chatham County as of June 30, 2002, the latest date for which information is available.

Chatham County Deposit Base and Market Share Information

	$	%

	(Dollars in millions)
Financial Institution
Wachovia Bank	807.8	28.9
Bank of America	634.6	22.7
SunTrust Bank	613.0	21.9
Savannah Bank	237.0	8.5
Branch Banking and Trust Company	151.6	5.4
National Bank of Commerce	117.4	4.2
Coastal Bank	98.5	3.5
Darby Bank and Trust Company	47.5	1.7
First Chatham Bank	45.1	1.6
Carver State Bank	24.2	0.9
Atlantic Coast Federal	17.0	0.6
Heritage Bank	1.7	0.1

     The Bank competes directly with many of the institutions named above. Additionally, the Bank anticipates further competition as existing institutions in the market expand their branch networks or as institutions from other markets branch into the Bank’s primary service area.

     The Bank recognizes that most of its competitors have substantially greater resources and lending limits than it has and provide other services, such as extensive and established branch networks and trust services, that it does not provide. As a result of these competitive factors, the Bank may have to pay higher interest rates to attract depositors or extend credit with lower interest rates to attract borrowers. However, the Bank attempts to minimize these competitive factors and attract new banking relationships by offering its customers a personalized approach to banking. As one of the locally-owned community banks in Chatham County, the Bank differentiates itself from its competitors primarily through active calling programs for directors and officers, involvement in the communities it serves and the quality and experience of its staff.

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

     The Bank attempts to avoid concentrations of loans to a single industry or based on a single type of collateral. To address the risks inherent in making loans, the Bank maintains an allowance for loan losses based on, among other things, an evaluation of the Bank’s loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic changes and the values of certain loan collateral. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans. However, because there are certain risks that cannot be precisely quantified, management’s judgment of the allowance is necessarily an approximation and imprecise. The adequacy and methodology of the Bank’s allowance for loan losses is subject to regulatory examination and compared to a peer group of financial institutions identified by the Bank’s regulatory agencies.

     Loan Approval and Review. The Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, either an officer with a higher lending limit or the Bank’s loan committee determines whether to approve the loan request. The Bank does not make any loans to any of its directors or executive officers unless the board of directors first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

     Lending Limits. The Bank’s lending activities are subject to a variety of lending limits imposed by law. Differing limits apply in some circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either:

•	15% of the Bank’s statutory capital base if the loan is not fully secured; or

•	25% of the Bank’s statutory capital base if the entire amount of the loan is fully secured by good collateral or other ample security.

     The Bank’s management team has not yet established any formal minimum or maximum loan limits other than the statutory lending limits described above. These limits will increase or decrease as the Bank’s capital increases or decreases as a result of its earnings or losses, among other reasons. From time to time, the Bank sells participations in its loans to other financial institutions in order to meet all of the lending needs of loan customers.

     Credit Risks. The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.

     With respect to real estate loans generally, the ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate purchase loan, the borrower may be unable to repay the loans at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan. In either case, the risk of nonpayment by the borrower is increased. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer’s personal obligations under the loan are typically limited. Each of these factors increases the risk of nonpayment by the borrower. The Bank also faces additional credit risks to the extent that the Bank engages in adjustable rate mortgage loans. In the case of an adjustable rate mortgage loan, as interest rates increase, the borrower’s required payments increase, thus increasing the potential for default. The marketability of all real estate loans, including adjustable rate mortgage loans, is also generally affected by the prevailing level of interest rates.

     The well established financial institutions in the Bank’s primary service area make proportionately more loans to medium- to large-sized businesses than the Bank makes. Many of the Bank’s commercial loans are made to small- to medium-sized business that may be less able to withstand competitive, economic and financial pressures than large borrowers. The Bank’s commercial loan portfolio consists of loans to individual, partnership and corporate borrowers that are primarily located in the Chatham County area. Accordingly, the Bank’s commercial borrowers reflect the diversified businesses of the Bank’s primary service area, and principally include retail trade, service and manufacturing firms. The risks associated with commercial loans depend to a large extent upon various economic factors, including the strength of the economy in the Bank’s primary service area and the ability of the Bank’s commercial borrowers to properly evaluate and respond to a changing marketplace. In addition, the Bank’s commercial borrowers face risks related specifically to the unique nature of their business. For example, retail trade and service firms may incur risks associated with labor shortages and consumer preference changes, while manufacturing firms may incur risks associated with raw material and labor shortages, as well as currency fluctuations.

     Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral. Consumer loan repayments are dependent on the borrower’s continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Although the underwriting process for consumer loans includes a comparison of the value of the security, if any, to the proposed loan amount, the Bank cannot predict the extent to which the borrower’s ability to pay, and the value of the security, will be affected by prevailing economic and other conditions.

     Real Estate Loans. The Bank makes commercial real estate loans, construction and development loans, and residential real estate loans. These loans include some commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but excludes home equity loans, which are classified as consumer loans. As of December 31, 2002, real estate loans comprised 19.9% of the Bank’s loan portfolio.

•	Commercial Real Estate. The Bank’s commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, with an origination fee generally being charged on each loan funded. The Bank attempts to reduce credit risk on its commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 115% of the debt service requirement. In addition, the Bank at times requires personal guarantees from the principal owners of the property supported by a review by its management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank attempts to limit its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•	Construction and Development Loans. The Bank’s construction and development loans are made both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of nine months and interest is paid periodically. The ratio of the loan principal to the value of the collateral as established by independent appraisal does not generally exceed 80%. Additionally, speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

•	Residential Real Estate. The Bank’s residential real estate loans consist of residential first and second mortgage loans and residential construction loans. The Bank offers fixed and variable rates on its mortgages with the amortization of first mortgages with maturity dates of three years and beyond. These loans are made consistent with the Bank’s appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 85%. The Bank expects these loan to value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. The Bank opened a mortgage department to process home loans, which allows it to originate long term mortgages sold on the secondary market. The Bank limits interest rate risk and credit risk on these loans by locking in the interest rate for each loan with the secondary market investor and receiving the investor’s underwriting approval before funding the loan.

     Commercial Loans. A primary component of the Bank’s loan portfolio are loans for commercial purposes. The Bank’s commercial loan portfolio consists of loans principally to retail trade, service and manufacturing firms located in its primary service area. The terms of these loans vary by purpose and by type of underlying collateral, if any. The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or other collateral, as well as personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower’s management and its ability both to evaluate properly changes in the supply and demand characteristics for its products and services and to respond effectively to such changes are significant factors in a commercial borrower’s creditworthiness. As of December 31, 2002, commercial loans comprised 59.6% of the Bank’s loan portfolios.

     Consumer Loans. The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars, and trailers, the loans are amortized over the useful life of the asset. The borrower generally is required to be employed for at least 12 months prior to obtaining the loan. The loan officer reviews the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determines the impact of all of these factors on the ability of the borrower to make future payments as agreed. Consumer loans generally are made at a fixed rate of interest. As of December 31, 2002, consumer loans comprised 20.5% of the Bank’s loan portfolio.

     Deposit Services

     The Bank seeks to establish solid core deposits, including checking accounts, money market accounts, savings accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, the Bank employs an aggressive marketing plan in its primary service area and features a broad product line and competitive services. The primary sources of deposits are residents of, and businesses and their employees located in, the Bank’s primary service area. The Bank obtains these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements in the local media. In order to attract its initial deposit base, the Bank offered higher interest rates on various deposit accounts.

     Private Banking Services

     The Bank established a private banking group to offer personalized private banking services to affluent individuals, professionals, entrepreneurs and their business interests. The Bank’s private banking products and services include commercial lending products such as lines of credit for working capital, term loans, letters of credit to support commitments of its private banking clients, as well as non-credit products such as cash concentration accounts, merchant credit card processing, electronic funds transfer and other cash management products. Individual private banking products and services include interest bearing checking, money market deposit accounts, certificates of deposit and secured and unsecured personal loans and lines of credit. All of the Bank’s organizers are private banking clients and lend experience and guidance to the development of its private banking products and services.

     Other Banking Services

     Other banking services include cash management services, safe-deposit boxes, travelers checks, direct deposit of payroll and social security checks, automatic drafts, and overdraft protection. The Bank became associated with a shared network of automated teller machines that its customers will be able to use throughout Georgia and other regions. The Bank offers annuities, mutual funds and other financial services through a third party service provider. The Bank also offers Mastercard® and VISA® credit card services through a correspondent bank as an agent for the Bank. The Bank will not exercise trust powers during its early years of operation. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the Georgia Department.

     The Bank offers its targeted commercial customers a courier service that picks up non-cash deposits from the customer’s place of business and delivers them to the Bank. Management believes that this is an important service for the Bank’s customers because the Bank only has two office locations at the present time.

     Investments

     In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. These investments include U.S. Treasury bills with treasury notes, as well as investments in securities of federally sponsored agencies, such as Federal Home Loan Bank bonds. In addition, the Bank also invests in federal funds, negotiable certificates of deposit, banker’s acceptances, mortgage backed securities, corporate bonds and municipal or other tax-free bonds. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Bank’s Investment/Asset-Liability Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank’s policy as set by its board of directors.

     Asset and Liability Management

     The Bank’s Investment/Asset-Liability Committee manages its assets and liabilities and strives to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity and adequate liquidity. The committee conducts these management functions within the framework of written loan and investment policies adopted by the Bank. The committee attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempts to manage any gaps in maturity ranges.

     Marketing and Advertising

     The Bank’s target customers are the residents and the small- to medium-sized businesses and their employees located in its primary service area.

     The Bank develops its image as a community-oriented bank with an emphasis on quality service and personal contact. The Bank uses a targeted marketing approach through local newspapers, radio advertisements during peak driving times, direct mail campaigns and television spots, as necessary. Additionally, the Bank sponsors community activities on an active and ongoing basis.

Employees

     As of December 31, 2002, the Bank had 31 full-time and two part-time employees. The Company does not have any employees who are not also employees of the Bank.

Supervision and Regulation

     The following discussion describes the material elements of the regulatory framework that applies to banks and bank holding companies and provides certain specific information related to the Company and the Bank.

Regulation of the Company

     The Company is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). As a result, the Company and any future non-bank subsidiaries are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

     Acquisitions. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

•	it or any of its subsidiaries, other than a bank, may acquire all or substantially all the assets of any bank; or

•	it may merge or consolidate with any other bank holding company.

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

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, the restrictions on interstate acquisitions of banks by bank holding companies were repealed. As a result, the Company and other bank holding companies located in Georgia are able to acquire banks located in any other state, and bank holding companies located outside of Georgia can acquire any Georgia-based banks, in either case subject to certain deposit percentage and other restrictions. The legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies are able to consolidate their multistate banking operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. Georgia does not permit de novo branching by an out-of-state bank. Therefore, the only method by which an out-of-state bank or bank holding company may enter Georgia is through an acquisition. Georgia has adopted an interstate banking statute that removes the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions. However, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been in existence and continuously operating as a bank for three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary of the Bank’s commencement of operations.

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

     Although considered to be one of the most significant banking laws since Depression-era statutes were enacted, because of the Company’s small size and recent organization, management does not expect the Gramm-Leach-Bliley Act to materially affect the Company’s initial products, services or other business activities. Management does not believe that the Gramm-Leach-Bliley Act will have a material adverse impact on the Company’s operations. To the extent that it allows banks, securities firms, and insurance firms to affiliate, the financial services industry may experience further consolidation. The Gramm-Leach-Bliley Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other companies offering financial products and services, many of which may have substantially more financial resources.

     Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

     The Georgia Department regulates all areas of the Bank’s banking operations, including mergers, establishment of branches, loans and reserves. The Bank is also subject to Georgia banking and usury laws restricting the amount of interest which it charges in making loans or other extensions of credit. With respect to expansion, Georgia law permits, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary banks of bank holding companies then engaged in the business of banking in Georgia.

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

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking regulator may treat an undercapitalized institution in the same manner as it treats significantly undercapitalized institutions if it determines that those actions are necessary.

     FDIC Insurance Assessments. The FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. An institution’s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act (“CRA”), which requires the FDIC, in connection with its regular examination of a bank, to assess the Bank’s record of meeting the credit needs of the communities it serves, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.

     Regulations promulgated under the CRA are intended to set distinct assessment standards for financial institutions. The regulations provide for streamlined procedures for institutions with assets of less than $250 million. The regulations contain the following three evaluation tests:

•	a lending test, which compares the institution’s market share of loans in low- and moderate-income areas to its market share of loans in its entire service area;

•	a service test, which evaluates the provision of services that promote the availability of credit to low- moderate-income areas; and

•	an investment test, which evaluates the institution’s record of investments in organizations designed to foster community development, small- and minority-owed businesses and affordable housing lending, including state and local government housing or revenue bonds.

     Institutions are required to make public disclosure of their written CRA evaluations made by regulatory agencies. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution’s community investment record. In addition to public disclosure of an institution’s CRA assessment, regulatory authorities are required to consider an institution’s CRA assessment when an institution applies for approval to establish a new branch which will accept deposits, to relocate an existing branch or to merge with another federally regulated financial institution.

     Privacy. The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties, other than third parties that market the institution’s products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic means to the consumer.

     USA Patriot Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was signed into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. We do not expect that compliance with the IMLAFA will have a material impact on our results of operations or financial condition.

Payment of Dividends

     The Company is a legal entity separate and distinct from the Bank. The principal sources of revenue to the Company, including cash flow to pay dividends to its shareholders, are dividends paid from the Bank to the Company. There are statutory and regulatory limitations on the payment of dividends by the Bank, as well as by the Company to its shareholders.

     If, in the opinion of the FDIC, the Bank was engaged in or about to engage in an unsafe or unsound practice the FDIC may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking regulators have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The payment of dividends by the Company and its banking subsidiary may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     Georgia law provides additional restrictions on the payment of dividends by the Bank to the Company. The Bank must have the approval of the Georgia Department to pay cash dividends, unless at the time of such payment:

•	the total classified assets at the most recent examination of the Bank do not exceed 80% of tier 1 capital plus allowance for loan losses as reflected at such examination;

•	the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes, but before dividends, for the previous calendar year; and

•	the ratio of tier 1 capital to adjusted total assets will not be less than 6%.

     In light of these regulatory restrictions and the need for the Company to retain and build capital, the board of directors of the Company plans to reinvest earnings for the period of time necessary to support successful operations. As a result, we do not plan to pay dividends until we recover any losses incurred and become cumulatively profitable, and our future dividend policy depends on the earnings, capital requirements and financial condition of the Company and the Bank and on other factors that our board of directors considers relevant. We do not expect to attain cumulative profitability before our third year of operations, if at all. Consequently, we do not expect to pay dividends to our shareholder in the near future.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets, or “tier 1 capital.” The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves, or “tier 2 capital.”

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of tier 1 capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 1% to 2%. The guidelines also provide that bank holding companies experiencing internal growth, as will be the case for the Company, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Restrictions on Transactions with Affiliates

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the making of low-quality loans or investments.

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

Monetary Policy

     The earnings of the Bank, as well as the Company, are affected by domestic and foreign conditions (such as the potential war with Iraq), particularly by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.

Item 2. Properties

     On January 23, 2002, following completion of the Branch Acquisition, the Bank began banking operations in the facility previously used by The Tattnall Bank as its Savannah branch office. The Bank conducted banking operations in this facility until construction of the Bank’s main office facility was completed in November 2002. The term of the lease expired in December 2002.

     The Bank’s main office is located at 7401 Hodgson Memorial Drive, Savannah, Georgia, in the Oglethorpe Mall area of Chatham County. On August 1, 2001, the Company acquired the property for a purchase price of $785,000. To pay for the property, the Company entered into a loan agreement with Nexity Bank for an amount of $785,000. Each of the Company’s organizers guaranteed a pro-rata portion of the loan, which bore interest at 0.75% less than the prime rate, as published in the Money Rates section of The Wall Street Journal, and was scheduled to be repaid on August 1, 2002. In January 2002, the Company repaid the loan in full using a portion of the proceeds of the Offering.

     Construction of the Bank’s main office facility began in September 2001 and was completed in November 2002. The Bank’s main office facility consists of approximately 6,400 square feet and includes one vault, eight offices, a loan operations area, four teller stations, three drive-in windows, and one automated teller machine. The costs of constructing the facility were approximately $1,249,000, and the costs of furnishing and equipping the facility were approximately $408,000.

     In addition, the Company acquired a property, located at 196 Pooler Parkway, Savannah, Georgia, for construction of a branch office facility. The purchase price for the property was $975,000 and was funded through a loan from Nexity Bank. Each organizer of the Company guaranteed a pro-rata portion of the loan, which bore interest at 0.75% less than the prime rate, as published in the Money Rates section of The Wall Street Journal, and was scheduled to be repaid on June 25, 2002. In January 2002, the Company repaid the loan in full using a portion of the proceeds of the Offering.

     The Company began construction of this branch office facility in September 2001 and was completed in October 2002. This branch office facility consists of approximately 3,200 square feet and includes one vault, four offices, four teller stations, three drive-in windows, and one automated teller machine. The estimated costs of constructing this branch office facility were $883,000, and the estimated costs of furnishing and equipping the facility were $320,000.

     Prior to completion of the branch office facility, the Company conducted its organizational activities from a facility located at 401 Mall Boulevard, Suite 101B, Savannah, Georgia. The initial term of the lease expired on August 31, 2001, at which time the lease became a month to month lease. The monthly rental fee for this temporary office space is $2,167 per month. This temporary facility is owned by Sylvan M. Byck, Jr., one of the Bank’s directors.

Item 3. Legal Proceedings

     As of the date of this Report, there were no legal proceedings to which we, or any of our properties, were subject.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     A.     Market Information

     (i)  Market for Common Equity. There is no established trading market for the Company’s common stock, and an active public trading market is not expected to develop in the near future.

     (ii)  Holders of Common Stock. As of March 1, 2003, there were 296 record holders of the Company’s common stock.

     (iii)  Dividends. To date, the Company has not paid any dividends on its common stock. The Company initially has no source of income other than dividends that the Bank pays to it. The Company’s ability to pay dividends to its shareholders will therefore depend on the Bank’s ability to pay dividends to the Company. In the future, the Company may begin income-producing operations independent from those of the Bank, which may provide another source of income from which the Company could pay dividends to its shareholders. However, the Company can give you no assurance as to when, if at all, these operations may begin or whether they will be profitable.

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

     Additionally, regulatory authorities may determine, under circumstances relating to the financial condition of the Company or the Bank, that the payment of dividends would be an unsafe or unsound practice and may prohibit dividend payment. See “Item 1. Description of Business — Supervision and Regulation — Payment of Dividends.”

     B.     Equity Compensation Plan Information

     See “Item 11 — Security Ownership of Certain Beneficial Owners and Management — Equity Compensation Plan Information” for disclosure regarding the Company’s equity compensation plans.

Item 6. Management’s Discussion and Analysis of Financial Condition and Plan of Operation

     Management’s discussion and analysis is provided to assist in the understanding and evaluation of the Company’s financial condition and its results of operations. The following discussion should be read in conjunction with the Company’s financial statements and related notes which also are included in this Report.

     Critical Accounting Policies. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 contain a summary of its significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policies related to those areas as critical.

     The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance.

     The Company’s allowance for loan losses has three basic components: (i) the formula allowance, (ii) the specific allowance, and (iii) the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated periodically with the most recent loss information, the differences that might otherwise accumulate over time are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, expected cash flows and fair market value of collateral are used to estimate these losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

     Accounting for intangible assets is as prescribed by SFAS 142, Goodwill and Other Intangible Assets. The Company accounts for recognized intangible assets based on their estimated useful lives. Intangible assets with finite useful lives are amortized while intangible assets with an indefinite useful life are not amortized. Currently, the Company’s recognized intangible assets consist primarily of purchased core deposit intangible assets, having estimated useful lives of 10 years, and are being amortized. The useful life is the period over which the assets are expected to contribute directly or indirectly to future cash flows.

     Estimated useful lives of intangible assets are based on an analysis of pertinent factors, including (as applicable):

•	the expected use of the asset;

•	the expected useful life of another asset or a group of assets to which the useful life of the tangible asset may relate;

•	any legal, regulatory, or contractual provisions that may limit the useful life;

•	any legal, regulatory, or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost;

•	the effects of obsolescence, demand, competition, and other economic factors; and

•	the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

     Straight-line amortization is used to expense recognized amortizable intangible assets since a method that more closely reflects the pattern in which the economic benefits of the intangible assets are consumed cannot reliably be determined. Intangible assets are not written off in the period of acquisition unless they become impaired during that period.

     The Company evaluates the remaining useful life of each intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset shall be amortized prospectively over that revised remaining useful life.

     If an intangible asset that is being amortized is subsequently determined to have an indefinite useful life, the asset will be tested for impairment. That intangible asset will no longer be amortized and will be accounted for in the same manner as intangible assets that are not subject to amortization.

     Intangible assets that are not subject to amortization are reviewed for impairment and tested annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis. Subsequent reversal of a previously recognized impairment loss is not allowed. Based on the aforementioned testing, the Company has determined that its recorded intangible assets are not impaired.

     Net Interest Income. Net interest income, the principal source of income for the Company and the Bank, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits used to fund earning assets). Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

     During 2002, interest income increased to $2.6 million. The increase in 2002 was due to the Bank opening for business. Average earning assets were $49.7 million during 2002. Yields on interest-earning assets during 2002 were 5.48%.

     Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, loans yielded 6.66%. Interest expense was $1.1 million in 2002. Average interest-bearing liabilities were $37.3 million during 2002. The average rate paid on these liabilities amounted to 2.90% in 2002. Net interest income totaled $1.6 million in 2002.

     The following table presents the average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities and stockholders’ equity, and the related income, expense, and corresponding weighted average yields and costs. The average balances used for the purposes of this table and other statistical disclosures were calculated by using the daily average balances.

Table 1. Net Interest Income and Average Balances (dollars in thousands)

	Year Ended
	December 31, 2002

	Average Balance	Interest Inc/Exp	Yield/ Cost

Interest earning assets:
Loans	$32,617	$2,173	6.66%
Investment Securities	9,697	362	3.74%
Federal funds sold	6,204	113	1.96%

Total interest-earning assets	48,518	2,648	5.48%

Noninterest-earning assets:
Cash and due from banks	1,766
Property and equipment	2,920
Other assets	4,667

Total assets	$57,871

Interest-bearing liabilities:
Demand deposits	$24,136	645	2.62%
Savings deposits	101	1	1.09%
Time deposits	12,622	437	3.46%
FHLB advances	483	16	3.23%

Total interest-bearing liabilities	37,342	1,099	2.90%

Noninterest bearing liabilities:
Demand deposits	2,605
Other liabilities	4,657

Total liabilities	44,604
Stockholders’ equity	13,267

Total liabilities and stockholders’ equity	$57,871

Net interest income		$1,549
Net interest spread			2.58%
Net interest margin (1)			3.19%

(1)	Net interest margin is taxable equivalent net interest income divided by average earning assets.

     As the Company began operations in early 2002, an analysis of the relative impact of net interest income changes in the average balances and volume of earning assets and interest bearing liabilities and rates earned and paid by the Company on such assets and liabilities is not available for the 2002.

     Analysis of Financial Condition. It is management’s continued intent to grow the Company’s balance sheet by first growing its loan portfolio, rather than growing its liability base first and investing in lower yielding assets until loans can be produced. Management believes this to be the most cost effective strategy for profitable growth. Management does expect internally generated loan growth to moderate in 2003 as credit standards and underwriting criteria are tightened somewhat, in light of current economic conditions. However, as the Company’s geographic market area continues to expand, access to high quality loans is expected to continue to drive overall growth.

     Net Interest Income. The Company’s primary source of income is net interest income. It is defined as the difference between income generated by the earning assets less expense incurred on its interest bearing liabilities. Table 1 summarizes the major components of net interest income for the year ended December 31, 2002. During 2002, net interest income increased as a result of overall increases in balance sheet volume. The decline in net interest margin was considered by management to be more correlated to liability pricing than asset pricing. With interest rates at their lowest point in decades, deposit rates became increasingly difficult to lower during the year and still retain these deposits. Accordingly, deposit rates declined less than asset yields and adversely impacted margins. This was mitigated to some degree by adjusting the Company’s asset mix and increasing the percentage of earning assets comprised of the highest yielding asset class, loans. In addition to retail deposits generated through its branch network, management added wholesale deposits and FHLB advances to the Company’s menu of funding sources. These wholesale sources of funding allow for greater flexibility in managing the Company’s liability structure as well as providing additional tools for interest rate management.

     Provision for Credit Losses and Asset Quality. As a result of the continued rapid growth of the Company’s loan portfolio, the Company’s provision for loan losses remains one of its largest ongoing expenses. During 2002, the the Bank provided $732,000 million for possible loan losses. This provision, made to the Company’s allowance for credit losses to provide for possible future losses are charged directly against the Company’s current earnings. On at least a quarterly basis, management and the Board of Directors evaluates the allowance for loan losses to determine its adequacy to meet any known or anticipated future losses based on current and projected conditions. Factors considered in determining the adequacy of the allowance include the estimated collectability of past due loans, the volume of new loans, composition of the loan portfolio, industry standards and current as well as projected economic conditions. Specific reserves for individual loans are established in addition to the basic reserve as deemed necessary based on evaluation of individual credits. Generally, specific reserves are allocated to individual credits following review by the Company’s loan review personnel. Loans are selected for this review process as a result of one or more events. Reviews normally are triggered as a result of the delinquency of a credit, some change in the status of the borrower (including a change in the borrower or guarantor’s financial condition as indicated by receipt of interim financial statements), or as the result of random selection in the normal course of the Company’s ongoing loan review function. Upon review, if the credit is considered to have deteriorated to a point that additional and ongoing attention is necessary, the credit will be “graded” into one of five “non-standard” categories. These categories include, in order of increasing severity, watch, “OAEM” or “special mention,” substandard, doubtful or loss. Once reviewed and classified, each loan is assigned a risk allocation based on the estimated risk of loss determined during the review. Loans that are not classified are assigned to general categories, generally based on their type of collateral, and are assigned a risk weighting by class or category. This risk weighting is based both on the Company’s historical loss ratios and on industry standards since the Company’s portfolio is relatively young and has limited loss history.

     The Company’s loan portfolio will become more seasoned and historical trends will provide more pertinent data for evaluation. However, with continued growth and expansion into new markets, estimates of future portfolio performance remain quite subjective. Therefore, while it is the opinion of management and the Board of Directors that the Bank’s allowance for loan losses is adequate to absorb any anticipated loan losses as of the report date, no assurances can be made that any future losses may not be significant and may require additional provisions. At December 31, 2002 allowance for loan losses totaled $732,000, representing 1.10% of gross loans.

     While the Company has experienced no credit losses to date, the rapid growth of it’s loan portfolio, unknown future economic conditions and industry standards indicate future credit losses are to be expected in the normal course of business. It is management’s intent to control and limit such losses through adherence to current policies and procedures which are intended to maintain a high level of credit quality.

     Since its organization during 2002, the Company has experienced substantial growth in its loan portfolio, deposit base and overall balance sheet. As a result of exceptionally rapid loan growth, the Company’s provisions for loan losses have been well above peer group averages and have been the primary factor in the increase in the Company’s allowance for loan losses. Management expects loan growth to slow on a percentage basis during future periods. As loan growth slows, management expects the Company’s provisions for loan losses to slow as well and to more closely resemble peer group averages.

     Because the Company is a new organization with no historical data, charge-off history or non-performing assets on which to base assumptions, no allocation of its allowance for loan losses has been made during 2002, the first year of operation. The provision for loan losses made during this period, totaling $732,000 resulted from growth in the Company’s loan portfolio and accepted, general industry standards for such loan portfolios.

     Since the Company began applying its current methodology for analyzing the adequacy of its allowance for loan losses, the Company has not experienced any material changes in actual loan losses as compared with those projected and allocated for in its analysis. Therefore, only minor modifications have been made to the Company’s methodology for determining the adequacy of the allowance. It should be noted, however, that the Company still is a relatively young company with relatively limited seasoning associated with its loan portfolio. As a result, management expects the Company to maintain a higher ratio of allowance to loans than that which might be expected for a more mature, more slowly growing company with a seasoned static loan portfolio.

     Other Income. In addition to net interest income, the Company derives revenues from a variety of financial products and services offered to its customer base. The majority of noninterest income results from from service charges on deposit accounts including charges for insufficient funds, check sales, and fees charged for nondeposit services and from premiums generated through the sale of credit related insurance products. Additionally, the Company may sell various assets from time to time including loans or securities which may produce either gains or losses when sold. During 2002, these transactions resulted in non-recurring gains totaling $36 thousand. Increases in the Company’s asset and customer bases accounted for the majority of fees collected during 2002. Table 2 describes non-interest income for the year ended December 31, 2002.

Table 2. Sources of Noninterest Income (dollars in thousands)

	For the periods ended December 31,

	2002	2001

Service charges on deposit accounts	$67	—
Securities gains	36	—
Other service charges and fees	13	—
Other income	205	—

	$321	—

     Non-interest Expense. Table 3 describes the major components of non-interest expense for the years ended December 31, 2002 and 2001.

Table 3. Sources of Noninterest Expense (dollars in thousands)

	For the periods ended December 31,

	2002	2001

Salaries and employee benefits	$1,459	511
Occupancy expense	393	1
Legal and professional	310	—
Advertising	160	—
Data processing and network support	127	—
Amortization of intangibles	23	—
Other miscellaneous	356	—

	$2,828	512

     Income Taxes. Income tax expense is based on amounts reported in the statements of income (after adjustments for non-taxable income and non-deductible expenses) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The deferred tax assets and liabilities represent the future Federal income tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

     The Company’s deferred income tax benefits and liabilities are the result of temporary differences in loss carryforwards, provisions for loan losses, valuation reserves, depreciation, deferred income, and investment security discount accretion. Net deferred income tax assets at December 31, 2002 are offset by a valuation allowance. Accordingly, no income tax expense or benefit was reported during the past year. Management expects the Company to begin to incur income tax expense during 2003.

     Loans. The Company makes both consumer and commercial loans to borrowers in all neighborhoods within its market area, including the low- and moderate-income areas. The Bank’s market area is generally defined to be all or portions of Chatham County, Georgia and the Cities of Savannah and Pooler, Georgia. The Bank emphasizes consumer based installment loans, commercial loans to small and medium sized businesses and real estate loans.

     Net loans consist of total loans less unearned income and the allowance for loan losses. Average net loans increased to $33.0 million during 2002. The increase in average net loans outstanding during the past year is due to the efforts of the Bank’s management, increases in loan demand, the two new banking facilities and the Bank’s growing reputation in the community.

     A significant portion of the loan portfolio, $39.2 million or 59.3%, is made up of loans secured by commercial and industrial purposes. Total loans secured by one to four family residential properties represented 13.0% of total loans at the end of 2002. The amounts of loans outstanding by type at December 31, 2002 are shown in the following table.

Table 4. Loan Portfolio Summary (dollars in thousands)

	Amount	Percentage

Commercial	$34,803,074	52.8%
Real estate:
Commercial and land development	4,395,116	6.6
Residential, 1-4 families	8,575,105	13.0
Residential, 5 or more families	2,135,224	0.1
Farmland	287,885	0.4
Nonfarm, nonresidential	5,088,008	7.7
Consumer	10,217,870	15.4
Other	600,121	4.0

Total	$66,102,403	100.0%

     Investment Securities. The Company uses its investment portfolio to provide liquidity for unexpected deposit decreases, to fund loans, to meet interest rate sensitivity goals, and to generate income.

     The Company’s rapid growth since its inception and with continuing growth expected by management, the need to manage liquidity through the investment portfolio has been acknowledged by classifying all of its investment securities as available for sale. Accordingly, these securities may be sold from time to time to increase liquidity or re-balance the interest rate sensitivity profile of the Company’s balance sheet as deemed necessary. At December 31, 2002, the market value of the investment portfolio was $15.6 million, representing market appreciation of approximately $200,000 as compared to book value at that date. The following table shows the carrying value of the Company’s securities as of December 31, 2002:

Table 5. Investment Portfolio Summary

	2002

Securities available for sale:	$
U.S. Government agencies		5,204,179
Mortgage backed securities		8,551,284
Other		1,500,000
Restricted equity securities		337,319

Total securities available for sale		$15,592,782

     Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and Community Financial Services, Inc. (parent to The Bankers Bank). The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow from it. The Company is required to hold that stock so long as it borrows from the FHLB. The Company’s stock in The Bankers Bank is restricted only in the fact that the stock may only be repurchased by The Bankers Bank or sold to another of its member banks.

     A mortgage-backed security relies on the underlying mortgage pools of loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security may prepay with or without prepayment penalties. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, proceeds may not be able to be reinvested in assets that have comparable yields. At December 31, 2002, 55% of the total investment securities portfolio was invested in mortgage backed pass-through securities, all of which are issued or backed by Federal agencies.

     Federal Funds Sold. Federal funds represent the most liquid portion of the Company’s invested funds and generally the lowest yielding portion of earning assets. Management has made an effort to maintain Federal funds at the lowest level possible consistent with prudent interest rate risk management strategies and liquidity needs. Average Federal funds sold totaled $6.2 million during 2002.

     Deposits. The primary goal of the Company’s expansion of its geographic market area is the ability to attract and access additional deposits. Retail deposits gathered through the Company’s branch network are the principal source of funding. Management believes that generation of quality loan assets can be materially impacted by the level of service provided to the customer, but that a significant portion of depositors are viewed as more rate sensitive than service oriented. Therefore, the Company’s primary advertising and mass media marketing efforts are geared toward attracting deposits and it remains the Company’s primary deposit gathering strategy to provide these customers with both competitive rates and exceptional service.

     The Company’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Market conditions have resulted in depositors shopping for better deposit rates more than in the past. An increased customer awareness of interest rates adds to the importance of rate management. The Company’s management continuously monitors market pricing, competitors’ rates, and internal interest rate spreads to maintain the Company’s growth and profitability. The Company attempts to structure rates so as to promote deposit and asset growth while at the same time increasing the overall profitability of the Company.

     Average total interest bearing deposits were $37.3 million during 2002. Average core deposits were $28.5 million in 2002. The percentage of the Bank’s average deposits that are interest-bearing was 93.5% during 2002. Average demand deposits which earn no interest totaled $2.6 million in 2002.

     The average certificates of deposit issued in denominations of $100,000 or more totaled $7.6 million in 2002. Average certificates of deposit issued in denominations of $100,000 or more as a percentage of total average deposits were 18.97% for the year ended December 31, 2002.

     Large municipal deposits from local governments were $10.9 million at December 31, 2002. Management believes that the Bank is paying market rates for these deposits. Management’s strategy has been to support loan and investment growth with core deposits and not to aggressively solicit the more volatile, large denomination certificates of deposit. Large denomination certificates of deposit and large municipal deposits are particularly sensitive to changes in interest rates. Management considers these deposits to be volatile and invests them in order to minimize liquidity and interest rate risks.

     Average deposits for the year ended December 31, 2002 are summarized in the following table.

Table 6. Deposit Portfolio Summary (dollars in thousands)

	December 31, 2002

	Average Balance	Percent

Interest bearing deposits:
NOW accounts	$2,073	5.1%
Money market	22,548	56.3
Savings	101	2.5
Other time deposits	5,044	12.6
Large denomination time deposits	7,576	19.0

Total interest bearing deposits	37,342	93.5
Demand deposits	2,605	6.5

Total deposits	$39,947	100.0%

     Capital Adequacy. Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. The risk-based capital guidelines require minimum ratios of core (Tier I) capital (common stockholders’ equity and qualifying preferred stockholders’ equity, less intangible assets) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets and qualifying subordinated debt) to risk-weighted assets of 8.0%. See “Supervision and Regulation.”

     In addition, a minimum leverage ratio of average Tier I capital to average total assets for the previous quarter, ranging from 3% to 5%, is required by federal bank regulators subject to the regulator’s evaluation of the Bank’s overall safety and soundness. As of December 31, 2002, the Bank had a ratio of year-end Tier I capital to average total assets for the fourth quarter of 12.7%. The Bank exceeds all required regulatory capital ratios and is considered well capitalized.

     Shareholders’ equity was $12.5 million at year-end 2002 which was an increase of $0.7 million over 2001. This increase was due to proceeds from the sale of common stock and the increase in the market value of investment securities of $96,200, offset by 2002’s net loss of $1.9 million.

     At December 31, 2002 the Bank had a ratio of Tier I capital to risk-weighted assets of 14.1% and a ratio of total regulatory capital to risk-weighted assets of 15.1%, well above the regulatory minimum of 4.0% and 8.0%, respectively.

     The analysis of capital at December 31, 2002 is presented in the following table.

Table 7. Risk-Based Capital (dollars in thousands)

					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2002:
Total Capital (to Risk Weighted Assets)
Consolidated	$12,582	16.7%	$6,023	>8.0%	$7,530	>10.0%
First Chatham Bank	$11,135	14.8%	$6,023	>8.0%	$7,530	>10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$11,850	15.7%	$3,011	>4.0%	$4,518	>6.0%
First Chatham Bank	$10,403	13.8%	$3,011	>4.0%	$4,518	>6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$11,850	14.5%	$3,269	>4.0%	$4,086	>5.0%
First Chatham Bank	$10,403	12.7%	$3,269	>4.0%	$4,086	>5.0%

(1)	The regulatory designation of “well capitalized” under prompt corrective action regulations is not applicable to the Company (a bank holding company). However, Regulation Y defines “well capitalized” for a bank holding company for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such purposes; “well capitalized” requires the Company to maintain a minimum Tier I risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

     Common Stock Outstanding. There were 1,500,000 common shares outstanding at December 31, 2002. Approximately 296 shareholders of record hold these shares.

     Nonperforming and Problem Assets. Credit risks are inherent in making loans, particularly commercial and consumer loans. Management prudently assesses these risks and attempts to manage them effectively. The Bank also attempts to reduce repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies.

     The allowance for loan losses is maintained at a level adequate to absorb probable losses. Some of the factors which management considers in determining the appropriate level of the allowance for credit losses are: past loss experience, an evaluation of the current loan portfolio, identified loan problems, the loan volume outstanding, the present and expected economic conditions in general, regulatory policies, and in particular, how such conditions relate to the market areas that the Bank serves. Bank regulators also periodically review the Bank’s loans and other assets to assess their quality. Loans deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

     The accrual of interest on loans is discontinued on a loan when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed.

     As there were no prior balances in the allowance for loan losses, and no charge offs during 2002, the ending balance of $732,000 and the provision for 2002 are the same.

     Liquidity and Sensitivity. The principal goals of the Bank’s asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk. Liquidity is the ability to convert assets to cash in order to fund depositors’ withdrawals or borrowers’ loans without significant loss. Interest rate risk management balances the effects of interest rate changes on assets that earn interest against liabilities on which interest is paid, to protect the Bank from wide fluctuations in its net interest income which could result from interest rate changes.

     Management must ensure that adequate funds are available at all times to meet the needs of its customers. On the asset side of the balance sheet, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, Federal funds lines from correspondent banks, borrowings from the Federal Reserve Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

     Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection, to the extent practical, from erosion of net interest margin due to changes in interest rates.

     The table below shows the sensitivity of the Company’s balance sheet at the repricing dates indicated, but is not necessarily indicative of the position on other dates. The table below was prepared assuming mortgage backed securities will reprice according to schedule. Historically, mortgage back securities have repriced sooner than scheduled.

Table 8. Interest Rate Sensitivity (dollars in thousands)

	December 31, 2002 Asset and Liability Maturities and Repricings

	1 - 3	4 - 12	13 - 60	Over 60
	Months	Months	Months	Months	Total

Interest earning assets:
Loans	54,051	3,751	7,286	1,014	66,102
Investment securities	2,010	1,121	3,739	8,723	15,593
Federal funds sold	950	—	—	—	950

Total	57,011	4,872	11,025	9,737	82,645

Interest-bearing liabilities:
NOW accounts	5,217	—	—	—	5,217
Money market	44,663	—	—	—	44,663
Savings	182	—	—	—	182
Certificates of deposit	5,786	9,845	13,002	—	28,633
FHLB advances	—	—	1,500	—	1,500

Total	55,848	9,845	14,502	—	80,195

Interest sensitivity gap	1,163	(4,973)	(3,477)	9,737	2,450
Cumulative interest sensitivity gap	1,163	(3,810)	(7,287)	2,450	2,450
Ratio of sensitive assets to sensitive liabilities	102.1%	49.5%	76.0%	NA	103.1%
Cumulative ratio of sensitive assets to sensitive liabilities	102.1%	94.2%	90.9%	103.1%	103.1%

     At December 31, 2002 the Company was cumulatively asset-sensitive (earning assets subject to interest rate changes exceeded interest-bearing liabilities subject to changes in interest rates). NOW, savings and money market account repricing within three months were $50.0 million, which historically have not been as interest-sensitive as other types of interest-bearing deposits. Removing the impact of NOW and money market accounts, the Bank is asset sensitive in the three month or less time period, with the four to twelve months time period being liability-sensitive, the thirteen to sixty months time period being asset-sensitive and the over sixty months time period being asset-sensitive.

     Certificates of deposit in denominations of $100,000 or more and large municipal deposits are especially susceptible to interest rate changes. These deposits are matched with short-term investments. Matching sensitive positions alone does not ensure that the Bank has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

     Effects of Inflation. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors the Bank’s interest rate sensitivity in order to minimize the effects of inflationary trends on the Bank’s operations. Other areas of non-interest expenses may be more directly affected by inflation.

Table 9. Key Financial Ratios

	For the periods ended December 31,

	2002	2001
Return on average assets	(3.30%)	NA
Return on average equity	(14.30%)	NA
Equity to assets	12.84%	—

Item 7. Financial Statements

     The consolidated financial statements of the Company, including notes thereto, and the report of independent certified public accountants are included in this Report beginning at page F-1 and are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Nothing occurred that requires a response to this Item.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Directors of the Company serve staggered terms, which means that one-third of the directors are elected each year at the Company’s annual meeting of shareholders. The initial term of the Class I directors expired in 2002, the initial term of the Class II directors expires in 2003 and the initial term of the Class III directors expires in 2004. At the 2003 Annual Meeting of the Company’s shareholders, two Class I directors will be elected to serve terms that will expire in 2005 and two Class II directors will be elected to serve terms that expire in 2006. Thereafter, each director will serve for a term of three years. The Company’s officers are appointed by the Board of Directors and hold office at the will of the Board of Directors.

Directors of the Company

     Jack L. Forehand, age 65, has served as a Class I director of the Company since May 31, 2001. Mr. Forehand serves as the president of Savannah Professional Maintenance, and has held this position for more than five years. Mr. Forehand is a member of the Building Service Contractors Association International and was previously a board member of the Bethesda Home for Boys.

     Brian R. Foster, age 54, has served as a Class I director of the Company since May 31, 2001 and is also a director of the Bank. Mr. Foster also serves as president and chief executive officer of the Company, and is the president and chief executive officer of the Bank. Mr. Foster served in a variety of banking positions with Bank of America and its predecessors for approximately 31 years before retiring in August 2000. From 1999 through August 2000, Mr. Foster served as director of marketing strategy for business banking nationally. From 1996 through 1999, he served as president of Arkansas operations and also as midwest regional executive for business banking and premier banking. Mr. Foster served as president of Savannah operations from 1988 through 1996, as well as South Georgia regional community banking executive and statewide executive for business banking and professional and executive banking. Mr. Foster graduated from the University of Georgia in 1971 and from the Stonier Graduate School of Banking at Rutgers University. Mr. Foster served as the chairman of the Savannah Area Chamber of Commerce, the Savannah Development and Renewal Authority, the United Way of the Coastal Empire Board and Candler Hospital Foundation, and was also a member of a number of other business and civic organizations in the Savannah area, including the Savannah Economic Development Authority and the Savannah Rotary Club. Mr. Foster was also a board member of the Georgia Bankers Association and the Georgia State Ethics Commission.

     Stephen S. Green, age 54, has served as a Class II director of the Company since May 31, 2001 and is also a director of the Bank. Mr. Green serves as the president of Stephen Green Properties, Inc., and has held this position for more than five years. Mr. Green is a graduate of the University of Georgia. Mr. Green serves as a commissioner of the Savannah Airport Commission, as the president of the board of directors of Armstrong Atlantic State University Foundation, as a member of the board of directors and executive committee of the Savannah Area Chamber of Commerce, and is a member of the commissioners’ steering group of the Airport Council International.

     G.     Edison Holland, age 50, has served as a Class II director of the Company since May 31, 2001. Mr. Holland has served as General Counsel and Executive Vice President of The Southern Company since May of 2001. From 1997 through May 2001, Mr. Holland served as the president and chief executive officer of Savannah Electric & Power Co. From 1994 through 1997, Mr. Holland served as vice president of generation and transmission and corporate counsel of Gulf Power Co. in Pensacola, Florida. Mr. Holland graduated from Auburn University in 1975 and received his law degree from the University of Virginia in 1978. Mr. Holland served as the vice chairman of the Savannah Economic Development Authority and is a member of the board of directors of the Southeastern Electric Exchange, the Edison Electric Institute and the Electric Power Research Institute. Mr. Holland has previously served on the Savannah advisory board of SunTrust Bank.

     Walter N. Lewis, age 49, has served as a Class III director of the Company since May 31, 2001. Mr. Lewis serves as vice president of J.C. Lewis Motor Co., a position he has held for more than five years. Mr. Lewis is a graduate of the University of Georgia. Mr. Lewis presently serves as a director of the Bethesda Home for Boys and has previously served as a director of the Georgia Automobile Dealers Association and as president of the Savannah Automobile Dealers Association. Mr. Lewis previously served as a director of Savannah Bank & Trust prior to First Union’s acquisition of the bank.

Directors of the Bank

     Sylvan M. Byck, Jr., age 73, has served as director of the Bank since the completion of its organization. Mr. Byck operates Byck Management Company, a real estate management firm, and has held this position for more than five years. Mr. Byck is a graduate of the University of Alabama. Mr. Byck serves as the president of the Savannah Waterfront Association and is a member of the Georgia Lottery Board. Mr. Byck has previously served as vice-chairman of the Georgia Ports Authority, and as chairman of the Metropolitan Planning Commission.

     Robert M. Chu, age 51, has served as director of the Bank since the completion of its organization. Mr. Chu serves as the chief executive officer of Aimi, Inc., dba Chu’s Convenience Marts, and has held this position for more than five years. Mr. Chu is a graduate of the Terry College of Business of the University of Georgia. Mr. Chu is a board member of the Savannah Area Chamber of Commerce, is an Advisory Council member of the Business Outreach Services of the University of Georgia, and was previously a member of the board of directors of the Small Business Assistance Corp., a non-profit small business development organization.

     Benny H. Curl, age 56, has served as director of the Bank since the completion of its organization. Mr. Curl has been the owner of Byrd Cookie Company since 1988, and presently serves as its president and chief executive officer. From 1975 through 1993, Mr. Curl a certified public accountant, was the owner and a manager of an Atlanta based public accounting firm which emphasized tax planning for high income individuals. Mr. Curl is a graduate of the University of Georgia. Mr. Curl serves as the treasurer and as a director of the National Association of Specialty Foods Trade, and has previously served as president and as a board member of the Georgia Specialty Food and Wine Association. In addition, Mr. Curl has served on a number of state and national boards and committees relating to the accounting profession.

     Dexter E. Elliot, age 52, has served as director of the Bank since the completion of its organization. Mr. Elliot serves as the president of Southern Paper Recovery, Inc., a paper recycling firm, and has held this position for more than five years. Mr. Elliot is a graduate of the University of Florida, where he received a B.S. in Accounting. Mr. Elliot is a member of the Savannah Area Chamber of Commerce.

     William L. Grainger, age 56, has served as director of the Bank since the completion of its organization. Mr. Grainger presently serves as president of Grainger Companies, Inc., an automotive sales company, and has held this position for more than five years. In addition, Mr. Grainger previously served as president of Grainger Honda, Inc. Mr. Grainger presently is a member of the Savannah Economic Development Authority Advisory Board in Savannah, and previously was a member of the board of directors of AmeriBank, a member of the Savannah advisory board of Bank of America, and was a trustee and executive board member of the Savannah College of Art & Design.

     Robert L. Harrison, age 63, has served as director of the Bank since the completion of its organization. Mr. Harrison served as the president and chief executive officer of Stevens Shipping & Terminal Co. until May 2002, and held this position for more than five years. Mr. Harrison is a graduate of Princeton University. Mr. Harrison serves as a director of the Imperial Sugar Company and serves as a director, Secretary and Treasurer of the Savannah Economic Development Authority, past president and a director of Savannah Music Festival, as a trustee of the Savannah Country Day School, and as the co-chair and trustee of the Savannah Employers & ILA Pension/Welfare Fund. Mr. Harrison previously served on the Savannah advisory board of Bank of America.

     Donald A. Kole, age 72, has served as director of the Bank since the completion of its organization. Mr. Kole presently serves as the chief executive officer of Kole Investment Co., and has held this position for more than five years. Mr. Kole is a graduate of Boston University. Mr. Kole presently serves as the vice-chairman of the Union Mission, board chairman of the Hospice Savannah Foundation and state treasurer of the Georgia Historical Society. Mr. Kole has previously served as president of the Savannah Jewish Federation, president of WSVH Radio, chairman of the Savannah Development and Renewal Authority, president of the Jewish Educational Alliance. Mr. Kole is also a member of the Savannah Housing Authority and the Armstrong Atlantic State Foundation Board. Mr. Kole previously served as a member of the Savannah advisory board of Bank of America.

     James T. Turner, Jr., age 52, has served as director of the Bank since the completion of its organization. Mr. Turner has served as president of the J.T. Turner Construction Co., Inc. since 1976. From 1974 through 1976, Mr. Turner served as loan officer and branch manager of Home Federal Savings and Loan in Savannah. Mr. Turner is a graduate of Mercer University. Mr. Turner previously served on the Savannah advisory boards of both Ameribank and Bank South. He is on the following boards: Memorial Hospital Health Trust, Metro YMCA and Historic Savannah.

Committees of the Boards of Directors

     The business and affairs of the Company are under the direction of the Company’s board of directors, which held five meetings during 2002. Given its small number of directors, the Company’s full board of directors acts on all matters. Accordingly, the board of directors of the Company has not established any committees. During 2002, each director attended at least 75% or more of the aggregate number of meetings held by the board of directors. All directors have served continuously since their first election.

     The business and affairs of the Bank are under the direction of the Bank’s board of directors, which held 13 meetings during 2002. The board of directors of the Bank has established the committees set forth below. During 2002, each member of the board of directors of the Bank attended at least 75% or more of the aggregate number of meetings held by the board of directors or any committee on which he served, except that Mr. Grainger attended less than 75% of the meetings as a result of injuries suffered in an automobile accident.

     Personnel and Compensation Committee. The Bank’s personnel and compensation committee sets compensation levels for officers of the Bank, reviews management organization and development, reviews significant employee benefit programs and establishes and administers executive compensation programs, including a stock option plan. The members of the committee are Stephen S. Green, Donald A. Kole and James T. Turner, Jr. During 2002, the committee held no meetings.

     Audit and Compliance Committee. The Bank’s audit and compliance committee recommends to the board of directors the independent public accountants selected to audit the annual financial statements and approves any special assignments given to the independent public accountants. The committee also reviews the planned scope of the annual audit, any changes in accounting principles and the effectiveness and efficiency of Bank’s internal accounting staff. Additionally, the committee provides oversight to the Bank’s compliance staff for adherence with regulatory rules and regulations, including the Community Reinvestment Act. The committee has established appropriate levels of directors and officers insurance and blanket bond insurance. The members of the committee are Sylvan M. Byck, Jr., Benny H. Curl and Donald A. Kole. During 2002, the committee held three meetings.

     Loan Committee. The Bank’s loan committee reviews any loan request made by a potential borrower over an established credit threshold for compliance with the Bank’s lending policies and federal and state rules and regulations governing extensions of credit. After making this review, the committee decides whether to extend credit to the potential borrower. In addition, the committee has the responsibility for establishing and approving, in conjunction with management, all major policies and procedures pertaining to loan policy. The committee also reviews all past due reports, non-accrual reports, and other indicators of overall loan portfolio quality, and establishes measurements for determining the adequacy of the Bank’s loan loss reserve. The members of the loan committee are Sylvan M. Byck, Jr., Robert M. Chu, William L. Grainger, Stephen S. Green and Robert L. Harrison. During 2002, the committee held 16 meetings.

     Investment/Asset-Liability Committee. The Bank’s investment/asset-liability committee provides guidance to the board of directors in balancing the yields and maturities of the Bank’s loans and investments to those of its deposits. Additionally, the committee works closely with the board of directors to plan annual budgets and develop three to five year strategic plans. The members of the committee are Benny H. Curl, Dexter E. Elliot and James T. Turner, Jr. During 2002, the committee held three meetings.

Additional Executive Officers of the Company

     William M. Austin, age 66, has served as the chief operating officer of the Company and is the Bank since March 1, 2001. Mr. Austin served in a number of banking positions over his 35 year career with Bank of America and its predecessors, including senior administrative officer, responsible for human resources, comptroller, proof, bookkeeping, properties and bank security. Mr. Austin attended Armstrong State College and is a graduate of the University of Wisconsin School of Banking. Mr. Austin has served as president of the Savannah Chapter of Bank Administration Institute, as the chairman of the Marshland Foundation and as a board member of the Savannah Vocational School.

     Ann B. Crowder, age 60, has served as the senior credit officer of the Company and the Bank since March 1, 2001. Ms. Crowder served in a number of banking positions over her 22 year career with Bank of America and its predecessors. From 1998 through 2000, Ms. Crowder served as market president for Hall County, Georgia, where she was responsible for all lines of business in Hall County. From 1992 through 1998 she managed a loan portfolio of private bank clients and led a team of 12 lenders, trust officers and administrators. From 1982 to 1992 she managed a commercial loan portfolio, and from 1978 to 1982 she was responsible for credit analysis and review of the Savannah loan portfolio. Ms. Crowder is a graduate of Winthrop College, the graduate program at the University of South Carolina, and the executive program in finance and credit analysis at Stanford University. Ms. Crowder has served on the boards of the Savannah Economic Development Authority, the Savannah Chamber of Commerce, the Boy Scouts of America, the Savannah Food Bank. Ms. Crowder served on the Savannah/Chatham Board of Public Education for eight years, and served as president from 1988 to 1990. She currently is a member of Savannah Rotary East; sits on the Grants Committee of the Savannah Fund for Excellence in Public Education; the School Council of White Bluff Elementary School; the Finance Committee and Board of the United Way of the Coastal Empire; and the Executive Board for the Winthrop University Alumnae Association. While in Hall County, she served on the boards of the Brenau University Foundation, as treasurer of the Gainesville College Advisory Board, as president of the Quinlan Visual Arts Center, as vice-president of the American Red Cross, the Elachee Nature Science Center, as chairperson of the Success by Six Program of the United Way of Hall County, and was the chairperson of the Hall County Commission on Children and Families.

     Michael E. Viers, age 40, has served as the senior lending officer of the Company and is the Bank since April 26, 2001. Mr. Viers served in a number of banking positions over a 15 year career with Bank of America and its predecessors. From 1995 through April 2001, Mr. Viers was the senior vice president and market manager for Small Business and Premier Banking for its Georgia Market outside of Atlanta. From 1997 to 1998, he served as president of First Federal Savings Bank, Brunswick, Georgia, a wholly owned subsidiary of Bank of America. From 1993 through August 1995, Mr. Viers worked in the commercial banking group. From 1987 through 1992, Mr. Viers worked in the large corporate loan processing office in Chicago, Illinois. He began his career with the bank in 1985 in the corporate management training program. Mr. Viers is a graduate of the University of Georgia, Leadership Georgia and Leadership Savannah. He is a board member of the Candler Foundation, Savannah Sports Council, Community Housing Services Agency, Downtown Rotary Club and Team Savannah.

Item 10. Executive Compensation

     The following table sets forth a summary of compensation paid to or accrued on behalf of the Chief Executive Officer and the other executive officers of the Company whose aggregate compensation exceeded $100,000 for services rendered during the 2002 fiscal year.

					Long Term
					Compensation Awards

		Annual			Securities
		Compensation			Underlying
	Fiscal				Options
Name and Principal Position	Year	Salary ($)		Bonus ($)	(#)

Brian R. Foster	2002	175,000		—	—
President and Chief Executive Officer	2001	131,247	(2)	—	75,000 (1)
William M. Austin	2002	100,000		—	—
Executive Vice President	2001	83,333	(2)	—	6,000 (3)
Ann B. Crowder	2002	100,000		—	—
Executive Vice President	2001	83,333	(2)	—	6,000 (3)
Michael E. Viers	2002	100,000		—	—
Executive Vice President	2001	67,775	(4)	—	6,000 (5)

(1)	Consists of a grant of an incentive stock option for 75,000 shares of the Company’s common stock on March 1, 2001. The option vests over five years, with 40% becoming exercisable on the first anniversary of the grant date, and 20% becoming exercisable for each of the next three years of continued employment.

(2)	Represents salary from March 1, 2001 through December 31, 2001. See “Employment Agreements” below.

(3)	Consists of a grant of an incentive stock option for 6,000 shares of the Company’s common stock on March 1, 2001. The option vests over three years, with one-third of the option becoming exercisable on each anniversary of continued employment.

(4)	Represents salary from April 26, 2001 through December 31, 2001. See “Employment Agreements” below.

(5)	Consists of a grant of an incentive stock option for 6,000 shares of the Company’s common stock on April 26, 2001. The option vests over three years, with one-third of the option becoming exercisable on each anniversary of continued employment.

Employment Agreements

     Brian R. Foster. Effective March 1, 2001, the Company entered into an employment agreement with Brian R. Foster regarding Mr. Foster’s employment as president and chief executive officer of the Company and the Bank. Under the terms of the agreement, Mr. Foster receives a base salary of $175,000 per year, subject to annual increases in an amount the Company’s board of directors shall determine appropriate of not less than 5% per year. The agreement provides that at the end of each year, Mr. Foster will be entitled to receive a cash bonus, to be awarded by the Bank’s board of directors, based on the Bank’s performance. The agreement also provided for the grant to Mr. Foster of an incentive stock option to purchase up to 75,000 shares of the Company’s common stock following the completion of the Offering in January 2002, at an exercise price of $10.00 per share. The option will vest over four years, with 40% becoming exercisable on the one-year anniversary of Mr. Foster’s employment, and with 20% becoming exercisable for each of the next three years of continued employment. Mr. Foster is also provided with an automobile allowance of $600 per month and initiation fees and monthly dues for two social clubs.

     The initial term of the employment agreement commenced on March 1, 2001, and will continue for a period of five years. At the end of the initial term of the agreement, and at the end of each year thereafter, the agreement will be extended for a successive one-year period unless one of the parties to the agreement notifies the other parties of his or its intent not to extend the agreement. Employment under the agreement may be terminated:

•	by the Bank for cause (as defined in the employment agreement);

•	by Mr. Foster if the Bank breaches any material provision of the employment agreement or there is a material diminution in his duties or responsibilities; and

•	upon Mr. Foster’s death or disability.

     If the Bank terminates Mr. Foster’s employment without cause or if Mr. Foster terminates employment due to a material breach by the Bank, the Bank will be required to pay the compensation and provide the health and dental insurance coverage due under the agreement for a period of 12 months after the date of termination. If the employment of Mr. Foster is terminated for any reason other than by non-renewal of the agreement by the Company or the Bank, Mr. Foster will be prohibited from competing with the Bank or soliciting its customers or employees within the 50-mile radius of the Bank’s main office for two years after the date of termination.

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

     William M. Austin, Ann B. Crowder, Michael E. Viers. On March 1, 2001, the Company entered into an employment agreement with William M. Austin, regarding Mr. Austin’s service as executive vice president and chief operating officer of the Company and the Bank, and an employment agreement with Ann B. Crowder, regarding Ms. Crowder’s service as executive vice president and senior credit officer of the Company and the Bank. In addition, on April 26, 2001 the Company entered into an employment agreement with Michael E. Viers regarding Mr. Viers’ service as executive vice president and senior lending officer of the Company and the Bank. Ms. Crowder’s and Mr. Viers’ employment agreements have initial terms of five years, while Mr. Austin’s employment agreement has an initial term of three years. Following the expiration of its initial term, each employment agreement will be extended for successive one-year terms unless one of the parties provides notice of his or her intent not to extend the agreement. Under their respective employment agreements, each of Messrs. Austin and Viers and Ms. Crowder are entitled to receive an initial annual base salary of $100,000, subject to annual increases in the discretion of the Company’s board of directors. In addition, under their respective employment agreements, each of Messrs. Austin and Viers and Ms. Crowder received an option to purchase up to 6,000 shares of the Company’s common stock. The options will vest over three years, with one-third of the option becoming exercisable on each anniversary of continued employment. The remainder of the employment agreements are substantially similar to the Company’s employment agreement with Mr. Foster.

     FCB Financial Corp. Stock Option Plan

     In May 2001, the Company adopted the FCB Financial Corp. Stock Option Plan (the “Plan”) to promote equity ownership of the Company by key senior officers, key officers and other key employees of the Company and the Bank. A total of 150,000 shares are available for issuance upon the exercise of awards granted under the Plan. The Plan provides for the grant of options at the discretion of the board of directors or a committee thereunder. The option exercise price must be at least 100% (110% in the case of a holder of 10% or more of the Company’s common stock) of the fair market value of the Company’s common stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Stock options granted pursuant to the Plan expire on or before the date which is the tenth anniversary of the date the option is granted, or until the expiration of 90 days (or such lesser period as board of directors or a committee thereunder may determine) from the date on which the person to whom they were granted ceases to be employed by the Company or the Bank. As of March 1, 2003, options to acquire an aggregate of 119,950 shares of Company common stock had been granted under the Plan.

     During the fiscal year ending December 31, 2002, the Company granted a total of 26,950 options to 19 employees. There were no stock option grants to any of the persons named in the foregoing executive compensation table, as those individuals received grants of options during the 2001 fiscal year in connection with their employment agreements. Further, no individual exercised any of the Company’s outstanding options during the fiscal year ending December 31, 2002. The following table sets forth certain information regarding the value of options held by the persons named in the foregoing executive compensation table at the end of the fiscal year ending December 31, 2002.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-end Option Values

	Number of Securities	Value of Unexercised
	Underlying Unexercised	In-the-Money Options
	Options at FY-End (#)	at FY-End ($)
Name	Exercisable/Unexercisable	Exercisable/Unexercisable

Brian R. Foster	30,000/45,000	75,000/112,500
William M. Austin	2,000/4,000	5,000/10,000
Ann B. Crowder	2,000/4,000	5,000/10,000
Michael E. Viers	2,000/4,000	5,000/10,000

(1)	Dollar values calculated by determining the difference between the estimated fair market value of the Company’s common stock at December 31, 2002 ($12.50) and the exercise price of such options. Because no organized trading market exists for the Company’s common stock, the fair market value was computed by reference to the most recent sale of the Company’s common stock known to the Company.

Director Compensation

     The directors of the Company and the Bank will not be compensated separately for their services as directors until the Bank becomes cumulatively profitable. Thereafter, the Company and the Bank will adopt compensatory policies for their directors that conform to applicable law.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the shares of the Company’s common stock owned as of March 1, 2003, (i) by each person who beneficially owned more than 5% of the shares of the Company’s common stock, (ii) by each of the Company’s directors and the Company’s executive officers named in the summary compensation table above, and (iii) by all of the Company’s directors and executive officers as a group.

	Shares of Common
	Stock Beneficially		Percent of
Beneficial Owner	Owned(1)		Outstanding Shares(1)

5% Beneficial Owners
Sylvan M. Byck, Jr.	$133,333	(2)	8.7
2 E. Perry Lane
Savannah, Georgia 31401
Benny H. Curl	133,333	(2)	8.7
704 View Point Drive
Savannah, Georgia 31406
Robert S. Jepson, Jr.	102,083	(3)	6.8
8 Shellworth Crossing
Savannah, Georgia 31411
Directors and Executive Officers of the Company
Jack L. Forehand	20,000	(4)	1.3
3 Wymberly Point Road
Savannah, Georgia 31406
Brian R. Foster	85,000	(5)	5.5
305 E. Charlton Street
Savannah, Georgia 31401
Stephen S. Green	70,000	(6)	4.6
306 E. Charlton Street
Savannah, Georgia 31401
G. Edison Holland, Jr.	13,333	(7)	*
104 Johston Street
Savannah, Georgia 31401
Walter N. Lewis	33,333	(8)	2.2
9505 Abercorn Street
Savannah, Georgia 31406
William M. Austin	14,000	(9)	*
2827 Whitemarsh Way
Savannah, Georgia 31410
Ann B. Crowder	48,000	(9)	3.2
1600 Walthour Road
Savannah, Georgia 31410

	Shares of Common
	Stock Beneficially	Percent of
Beneficial Owner	Owned(1)	Outstanding Shares(1)

Michael E. Viers	9,000 (9)	*
129 East 50th Street
Savannah, Georgia 31405
All directors and executive officers as a group (9 Persons)	271,666	17.2%

*	Less than 1%

(1)	Determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Information with respect to beneficial ownership is based upon information furnished by each owner.

(2)	Includes 33,333 shares that may be acquired upon the exercise of warrants that are presently exercisable or will become exercisable within the next 60 days.

(3)	Includes 2,083 shares that may be acquired upon the exercise of warrants that are presently exercisable or will become exercisable within the next 60 days.

(4)	Includes 5,000 shares that may be acquired upon the exercise of warrants that are presently exercisable or will become exercisable within the next 60 days.

(5)	Includes 10,000 shares that may be acquired upon the exercise of warrants that are presently exercisable or will become exercisable within the next 60 days, and 45,000 shares that may be acquired upon the exercise of stock options that are presently exercisable or will become exercisable within the next 60 days.

(6)	Includes 20,000 shares that may be acquired upon the exercise of warrants that are presently exercisable or will become exercisable within the next 60 days.

(7)	Includes 3,333 shares that may be acquired upon the exercise of warrants that are presently exercisable or will become exercisable within the next 60 days.

(8)	Includes 8,333 shares that may be acquired upon the exercise of warrants that are presently exercisable or will become exercisable within the next 60 days.

(9)	Includes 4,000 shares that may be acquired upon the exercise of stock options that are presently exercisable or will become exercisable within the next 60 days.

Equity Compensation Plan Information

     The following table gives information about shares of the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2002.

Equity Compensation Plan Information

Number of securities
remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding	plans (excluding
	of outstanding options,	options, warrants	securities reflected in
Plan Category	warrants and rights	and rights	1st column)

Equity compensation plans approved by security holders(1)	119,950	$—	30,050
Equity compensation plans not approved by security holders	—	$—	—

Total	119,950	N/A	30,050

(1)	Includes securities available for future issuance under the FCB Financial Corp. Stock Option Plan.

Item 12. Certain Relationships and Related Transactions

     The Company expects to enter into banking and other business transactions in the ordinary course of business with its organizers, directors and officers, including members of their families or corporations, partnerships or other organizations in which these organizers, directors and officers have a controlling interest. If transactions between the Company or the Bank and any of its organizers, directors or officers occur, the transaction:

•	will be on substantially the same terms, including price or interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to us;

•	will be on terms no less favorable than could be obtained from an unrelated third party; and

•	will be approved by a majority of the directors, including a majority of the directors who do not have an interest in the transaction.

     John G. Lientz, a shareholder and corporate secretary of the Company and the Bank, is a partner in the law firm of Bouhan, Williams & Levy LLP. Bouhan, Williams & Levy LLP provided legal services to the Company and the Bank in connection with its organization and is expected to continue to provide legal services to the Company and the Bank during the next fiscal year.

     In addition, the Company has contracted with J.T. Turner Construction Co., Inc., a construction company owned by James T. Turner, Jr., a director of the Bank, to construct the Bank’s main office and branch office facilities described in “Item 2. — Properties” above. The Company accepted bids for the construction of these facilities and selected Mr. Turner’s company as a result of it submitting the lowest bid. During the fiscal year ending December

31, 2002, the Company made payments of $2,705,527 to Mr. Turner’s firm in connection with the construction of these facilities.

PART IV

Item 13. Exhibits, List and Reports on Form 8-K

     (a)  Exhibits. Periodic reports, registration statements and other information filed by the Company with the SEC pursuant to the informational requirements of the Securities Act of 1993, as amended and the Securities Exchange Act of 1934, as amended may be inspected and copied at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding the Company.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 7, 2002).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 (File No. 333-65066)).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-65066)).
4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock
4.3	Form of Organizer Warrant Agreement (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form SB-2 (File No. 333-65066)).
10.1	Lease Agreement, dated February 12, 2001, by and between Southpoint Building, LLC and the Company (Temporary Office) (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-65066)).
10.2	Assignment Agreement, dated as of June 14, 2001, by and among the Company, Robert M. Chu and Paul Yao, relating to that certain Real Estate Purchase Agreement by and between Robert M. Chu and Paul Yao (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form SB-2 (File No. 333-65066)).
10.3	Employment Agreement, dated March 1, 2001, by and among the Bank, the Company and Brian R. Foster (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form SB-2 (File No. 333-65066)).*
10.4	Employment Agreement, dated March 1, 2001, by and among the Bank, the Company and William M. Austin (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form SB-2 (File No. 333-65066)).*
10.5	Employment Agreement, dated March 1, 2001, by and among the Bank, the Company and Ann B. Crowder (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form SB-2 (File No. 333-65066)).*

Exhibit
Number	Description

10.6	Employment Agreement, dated April 26, 2001, by and among the Bank, the Company and Michael E. Viers (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form SB-2 (File No. 333-65066)).*
10.7	Organizing Line of Credit, dated February 15, 2001, by and among the Company, as Borrower, Nexity Bank, as Lender, and the Organizers, as Guarantors (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form SB-2 (File No. 333-65066)).
10.8	Stock Option Plan (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form SB-2 (File No. 333-65066)).*
10.9	Form of Incentive Stock Option (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form SB-2 (File No. 333-65066)).*
10.10	Form of Non-Qualified Stock Option (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form SB-2 (File No. 333-65066)).*
10.11	Form of Escrow Agreement, by and between the Company and The Bankers Bank (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form SB-2 (File No. 333-65066)).
10.12	Form of Organizer Warrant Agreement (contained in Exhibit 4.3)
10.13	Real Estate Purchase Agreement, dated April 26, 2001, by and between DPD Enterprises, Inc. and the Company (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form SB-2 (File No. 333-65066)).
10.14	Loan Agreement, by and among the Company, as Borrower, Nexity Bank, as Lender, and the Organizers, as Guarantors (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form SB-2 (File No. 333-65066)).
10.15	Loan Agreement, by and among the Company, as Borrower, Nexity Bank, as Lender, and the Organizers, as Guarantors (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form SB-2 (File No. 333-65066)).
10.16	Letter of Intent, dated September 21, 2001, by and among the Company, Tattnall Bancshares, Inc. and The Tattnall Bank (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form SB-2 (File No. 333-65066)).
10.17	Purchase and Assumption Agreement, dated October 22, 2001, between the Company and The Tattnall Bank (incorporated by reference to Exhibit 99.1 to Company’s Current Report on Form 8-K, filed with the Commission on November 6, 2001).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001).
24.1	Power of Attorney (contained in the signature page of this Report)

*	Compensation Plan or Arrangement required to be listed as an exhibit to Form 10-KSB.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were required to be filed by the Company during the fourth quarter of 2002.

Item 14. Controls and Procedures

     Within the 90-day period prior to the filing of this Annual Report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of management, including the principal executive and financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the principal executive and financial officer has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to this evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

FCB FINANCIAL CORP.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

AND ACCOUNTANTS’ REPORT

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
FCB Financial Corp.

     We have audited the accompanying consolidated balance sheets of FCB Financial Corp. (a Georgia Corporation) and its subsidiary, First Chatham Bank, as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows for the two years ended December 31, 2002. These consolidated financial statements are the responsibility of FCB Financial Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FCB Financial Corp. and its subsidiary, First Chatham Bank, as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the two years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,
/s/ Hancock, Askew & Co.

Savannah, Georgia
March 27, 2003

FCB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Operations
For the Years Ended December 31, 2002 and 2001

	2002	2001

Interest income:
Loans, including fees	$2,172,577	$—
Investment securities	362,365	—
Federal funds sold and deposits in banks	112,875	30,074

Total interest income	2,647,817	30,074

Interest expense:
Deposits	1,073,814	—
FHLB advances and other borrowings	15,630	55,535

Total interest expense	1,089,444	55,535

Net interest income	1,558,373	(25,461)
Provision for loan losses	732,000	—

Net interest income after provision for loan losses	826,373	(25,461)
Non-interest income:
Service charges and fees	48,569	—
Securities gains, net	35,608	—
Other	236,929	—

Total non-interest income	321,106	—

Non-interest expense:
Salaries and employee benefits	1,458,771	510,538
Occupancy	393,205	1,407
Other	1,192,850	—

Total non-interest expense	3,044,826	(511,945)

Loss before income taxes	(1,897,347)	(537,406)
Income taxes	—	—

Net loss	$(1,897,347)	$(537,406)

Loss per common share:
Basic	$(1.33)	NA
Diluted	(1.33)	NA
Weighted average common shares outstanding:
Basic	1,422,852	NA
Diluted	1,422,852	NA

See accompanying notes to consolidated financial statements.

FCB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2002 and 2001

	2002	2001

Assets
Cash and due from banks	$10,338,426	$12,433,432
Federal funds sold	950,000	—

Cash and cash equivalents	11,288,426	12,433,432
Securities available for sale	15,592,782	—
Loans, net of allowance of $732,000	65,370,403	—
Premises and equipment, net	4,250,690	2,034,465
Interest receivable	325,668	—
Other assets	430,830	477,423

Total assets	$97,258,799	$14,945,320

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$54,032,031	$—
Interest-bearing	28,814,710	—

Total deposits	82,846,741	—
Accrued expenses and other liabilities	418,381	113,666
Federal Home Loan Bank advances	1,500,000	—
Other borrowings	—	3,015,000

Total liabilities	84,765,122	3,128,666

Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 1,500,000 and 100 shares issued and outstanding at December 31, 2002 and 2001, respectively	1,500,000	100
Capital surplus	13,332,193	900
Accumulated deficit	(2,434,753)	11,815,654
Accumulated other comprehensive income	96,237	—

Total stockholders’ equity	12,493,677	11,816,654

Total liabilities and stockholders’ equity	$97,258,799	$14,945,320

See accompanying notes to consolidated financial statements.

FCB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss
For the Years Ended December 31, 2002 and 2001

				Accumulated
				Other
	Common	Capital	Accumulated	Comprehensive	Common Stock
	Stock	Surplus	Deficit	Income (loss)	Subscribed	Total

Balance, December 31, 2000	—	—	—	—	—	—
Comprehensive income (loss):
Net loss	—	—	(537,406)	—	—	(537,406)

Total comprehensive loss						(537,406)
Proceeds from sale of stock to organizers	100	900	—	—	—	1,000
Proceeds from sale of common stock (subscribed)	—	—	—	—	12,353,060	12,353,060

Balance, December 31, 2001	100	900	(537,406)	—	12,353,060	(11,816,654)
Comprehensive income:
Net loss	—	—	(1,897,347)	—	—	(1,897,347)
Change in unrealized holding gain on investment securities, net of taxes of $49,600	—	—	—	96,237	—	96,237

Total comprehensive loss						(1,801,110)

Reimbursement of initial stock to organizers	(100)	(900)	—	—	—	(1,000)
Reclassification of common stock subscribed to outstanding	1,235,306	11,117,754	—	—	12,353,060	—
Proceeds from sale of common stock, net of costs	264,694	2,214,439	—	—	—	2,479,133

Balance, December 31, 2002	$1,500,000	13,332,193	(2,434,753)	96,237	—	12,493,677

See accompanying notes to consolidated financial statements.

FCB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002 and 2001

	2002	2001

Operating activities:
Net loss	$(1,897,347)	$(537,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	110,715	600
Provision for loan losses	732,000	—
Gain on sale of securities available for sale	(35,608)	—
Change in assets and liabilities, net of effects of purchase transaction:
Other assets and accrued interest receivable	(360,764)	(477,423)
Accrued expenses and other liabilities	304,715	113,666

Net cash used in operating activities	(1,146,289)	(900,563)

Investing activities:
Purchases of securities available for sale	(23,422,672)	—
Proceeds from maturities and calls of securities available for sale	6,989,147	—
Proceeds from sales of securities available for sale	960,305	—
Net increase in loans	(66,102,403)	—
Purchases of premises and equipment	(2,232,968)	(2,035,065)

Net cash used in investing activities	(83,808,591)	(2,035,065)

Financing activities:
Net increase in deposits	82,846,741	—
Proceeds from FHLB advances	1,500,000	—
Proceeds (Repayments) of short term borrowings	(3,015,000)	3,015,000
Proceeds from common stock offering	2,478,133	12,354,060

Net cash provided by financing activities	83,809,874	15,369,060

Net change in cash and cash equivalents	(1,145,006)	12,433,432
Cash and cash equivalents at beginning of period	12,433,432	—

Cash and cash equivalents at end of period	$11,288,426	$12,433,432

See accompanying notes to consolidated financial statements.

(1) Summary of Significant Accounting Policies

The accounting principles followed by FCB Financial Corp. (the “Parent”) and its wholly owned subsidiary First Chatham Bank (the “Bank”) and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The following is a description of the more significant of those policies.

Organization

The Parent was incorporated as a Georgia corporation on February 13, 2001, and owns all of the outstanding capital stock of the Bank. In an initial public offering completed on January 11, 2002 (the “Offering”), the Parent sold and issued an aggregate of 1,500,000 shares of common stock, par value $1.00 per share, at a price of $10.00 per share. On January 22, 2002, FCB received approval from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Georgia Department of Banking and Finance (the “Georgia Department”) to become a bank holding company. Accordingly, on January 22, 2002, FCB used $10,000,000 of the net proceeds of Offering to purchase all of the common stock of the Bank

The Bank currently serves Chatham county and surrounding areas through two full service banking offices. As a state chartered bank which is not a member of the Federal Reserve, the Bank is subject to regulation by the State of Georgia Department of Banking & Finance and the Federal Deposit Insurance Corporation.

The Parent is a bank holding company whose business is conducted by its wholly-owned subsidiary, First Chatham Bank (the “Bank”). The Parent and the Bank are collectively referred to as FCB. The Bank is a commercial bank located in Savannah, Georgia and provides a full range of banking services in its primary market area of Chatham County and surrounding counties. The Bank’s deposits are insured and subject to the regulation of the Federal Deposit Insurance Corporation (“FDIC”).

Organization and Basis of Presentation

The Bank provides a full range of retail and commercial banking services for consumers and small to medium size businesses primarily in coastal Georgia. Lending and investing activities are funded primarily by deposits gathered through its retail branch office network. Lending is concentrated in mortgage, commercial and consumer loans to local borrowers. The Bank has a high concentration of real estate loans; however, these loans are well collateralized and, in management’s opinion, do not pose an unacceptable level of credit risk. In addition, the balance of the loan portfolio is sufficiently diversified to avoid significant concentration of credit risk. Although the Bank has a diversified loan portfolio, a substantial portion of borrowers’ ability to honor their contracts is dependent upon the viability of the real estate economic sector.

The success of FCB is dependent, to a certain extent, upon the economic conditions in the geographic markets it serves. No assurance can be given that the current economic conditions will continue. Adverse changes in the economic conditions in these geographic markets would likely have a material adverse effect on FCB’s results of operations and financial condition. The operating results of FCB depend primarily on its net interest income. Accordingly, operations are subject to risks and uncertainties surrounding the exposure to changes in the interest rate environment.

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenue and expenses for the years then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate that is used as collateral for a substantial portion of FCB’s loans and real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with these valuations, management obtains independent appraisals for significant properties.

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest bearing deposits in banks, and federal funds sold. Generally, federal funds are sold for one-day periods and interest bearing deposits in banks mature within a period less than 90 days.

Investment Securities

FCB classifies its securities in one of three categories: held to maturity, available for sale, or trading. Trading securities are bought and held principally for the purpose of selling them in the near term. FCB does not have investments classified in the held to maturity or the trading categories. Held to maturity securities are those securities for which FCB has the ability and intent to hold until maturity. All other securities are classified as available for sale. At December 31, 2002 all securities were available for sale.

Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported in other comprehensive income as a separate component of stockholders’ equity until realized. These unrealized holding gains or losses are amortized into earnings over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

A decline in the fair value of investments below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale and held to maturity securities are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

Loans and Allowance for Loan Losses

All loans are stated at principal amount outstanding, net of any unearned revenue. Interest on loans is primarily calculated by using the simple interest method on daily balances of the principal amount outstanding.

Except for installment and revolving credit loans, accrual of interest is discontinued on a loan when a loan becomes 90 days past due and is not both well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest revenue on loans. Generally, payments received on nonaccrual loans are applied to principal. Interest is accrued on revolving credit loans until payments become 180 days past due, at which time the outstanding principal balance and accrued interest is charged off. For installment loans and other closed-end consumer loans, the accrual of interest is discontinued when the loan becomes 120 days past due, at which time the outstanding principal and accrued interest is charged off.

A loan is impaired when, based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Interest revenue on impaired loans is recognized using the cash-basis method of accounting during the time within the period in which the loans were impaired.

The allowance for loan losses is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when available information confirms that the collectibility of the principal is unlikely. The allowance represents an amount, which, in management’s judgment, is adequate to absorb probable losses on existing loans as of the date of the balance sheet.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss experience as adjusted for current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system consistent with those applied by bank regulatory agencies. Management prepares a quarterly analysis of the allowance for loan losses and material deficiencies are adjusted by increasing the provision for loan losses. Management has an internal loan review department that is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses.

Management believes the allowance for loan losses is adequate at December 31, 2002. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review FCB’s allowance for loan losses. Such agencies may require FCB to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets. Costs incurred for maintenance and repairs are expensed as incurred. The range of estimated useful lives for buildings and improvements is 15 to 40 years, and for furniture and equipment, 3 to 10 years.

Income Taxes

Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income taxes during the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of FCB’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable earnings and tax planning strategies.

Reclassifications

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Accumulated Other Comprehensive Loss

Accounting principles generally accepted in the United States of America normally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items with net income, are components of comprehensive income. FCB presents comprehensive income as a component of the statement of changes in stockholders’ equity.

Earnings (Loss) Per Share

FCB is required to report on the face of the statement of operations, earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.

The following table sets forth the computation of basic and diluted loss per common share for the year ended December 31:

2002

Net loss available to common shareholders	$(1,897,347)

Diluted net earnings	$(1,897,347)

Loss per common share:
Basic	$(1.33)
Diluted	(1.33)
Weighted average common shares
Basic	1,422,852
Effect of dilutive securities:

Diluted	1,422,852

(2) Recent Accounting Pronouncements

Accounting for Business Combinations

In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill, which is the excess of the purchase price over the fair value of the net identifiable assets of the acquired company. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for FCB in the first quarter of 2002 and have been effective for business combinations consummated after June 30, 2001. Deposit premiums associated with business combinations and branch acquisitions will continue to be amortized over the estimated useful life of the deposit base, generally not more than 15 years.

(3) Investment Securities

Debt and equity securities have been classified in the balance sheets according to management’s intent. The carrying amounts of securities (all available for sale) and their approximate fair values at December 31, 2002 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
As of December 31, 2002	Amortized	Gains	Losses	Value

Available for sale securities:
U.S. Government agencies	$5,104,459	99,720	—	5,204,179
Mortgage-backed securities	8,513,650	54,957	17,323	8,551,284
Other	1,500,000	—	—	1,500,000
Restricted equity securities	328,860	8,459	—	337,319

Total	$15,446,969	163,136	17,323	15,592,782

Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and Community Financial Services, Inc. (Parent of The Bankers Bank, Atlanta, Georgia). Both of these entities are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow from it. The Bank is required to hold FHLB stock so long as it borrows funds from the FHLB. The Bank’s investment in Community Financial Services is restricted only in the fact that the stock may only be purchased by Community Financial Services or sold to another of its member banks.

The scheduled maturities of investment securities at December 31, 2002 were as follows:

	Amortized	Fair
	Cost	Value

Due in one year or less	$1,001,434	$1,003,751
Due after one year through five years	6,205,078	6,294,186
Due after five years through ten years	6,407,032	6,456,132
Due after ten years	1,504,563	1,501,394
Restricted equity securities	328,860	337,319

	$15,446,967	$15,592,782

(4) Loans

The major components of loans in the balance sheet at December 31, 2002 are as follows:

2002

Commercial	$34,803,074
Real estate:
Commercial and land development	4,395,116
Residential, 1-4 families	8,575,105
Residential, 5 or more families	2,135,224
Farmland	287,885
Nonfarm, nonresidential	5,088,008
Agricultural	—
Consumer	10,217,870
Other	600,121

66,102,403
Allowance for loan losses	(732,000)

Loans, net	$65,370,403

As there were no loans charged off or balances recovered since inception, the ending balance of $732,000 is consistent with the provision charged to operations for the year ended December 31, 2002.

(5) Premises and Equipment

Premises and equipment at December 31, 2002 and 2001:

	2002	2001

Land and land improvements	$1,923,949	$1,783,513
Buildings	2,096,757	—
Furniture and equipment	240,338	2,791
Construction in progress	6,389	248,761

	4,267,433	2,035,065
Less — accumulated depreciation	16,743	600

Premises and equipment, net	$4,250,690	$2,034,465

Depreciation expense was approximately $16,100 and $600 for 2002 and 2001, respectively. The Bank leases certain of its furniture and equipment under agreements accounted for as operating leases. These leases will expire between January 2005 and January 2006. Rental expense under operating leases was $85,800 for 2002. Future minimum commitments under non-cancelable leases are as follows:

2003	$334,100
2004	352,100
2005	266,300
2006	18,000

$970,500

(6) Time Deposits

The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was approximately $13.7 million at December 31, 2002. At December 31, 2002, the scheduled maturities of time deposits are as follows:

Maturing In

Zero to three months	$5,968
Four to six months	1,531
Seven to twelve months	8,314
Thirteen to thirty-six months	8,377
Thereafter	4,625

$28,815

(7) Federal Home Loan Bank Advances

FCB has an advance from the Federal Home Loan Bank (“FHLB”) with monthly interest payments and principal due at maturity and a fixed interest rate of 3.32% for the first twelve months, convertible to 3 month LIBOR for the remaining term, callable quarterly. The FHLB advance is collateralized by first mortgage loans, mortgage-backed securities and FHLB stock.

(8) Branch Acquisition

On January 23, 2002, pursuant to a Purchase and Assumption Agreement, dated October 22, 2001, the Bank acquired the performing loans and assumed certain deposit and other liabilities of the Savannah branch office of The Tattnall Bank (the “Branch Acquisition”). In the Branch Acquisition, the Bank assumed approximately $10,924,000 in deposit and other liabilities and acquired approximately $9,869,000 in loans and other assets. The Bank paid a premium of $370,000 on the deposit liabilities it assumed from The Tattnall Bank. Pursuant to the terms of the Purchase and Assumption Agreement, the Bank received a cash payment of approximately $413,000 at closing, the amount by which the deposit and other liabilities assumed by the Bank exceeded the amount of the deposit premium and the loans and other assets (including an additional amount of approximately $272,000 representing vault cash and ATM cash) acquired by the Bank.

(9) Stock Offering

In an initial public offering completed on January 11, 2002 (the “Offering”), FCB sold and issued an aggregate of 1,500,000 shares of common stock, par value $1.00 per share, at a price of $10.00 per share. The proceeds were used to purchase 100% of the outstanding common stock of First Chatham Bank and for other corporate purposes.

(10) Stock Option Plan

The Company sponsors various stock option plans covering certain key personnel. There are 119,500 incentive stock options under this plan at December 31, 2002 with an exercise price of $10.00 per share. The grant price, exercise period and vesting schedule for each option is determined at the date of grant by the Board of Directors. There were no options exercised or forfeited at December 31, 2002. The weighted-average fair value of all options grant is $.95.

(11) Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the Bank met the criteria to be considered adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

FCB and Bank’s actual capital amounts and ratios are also presented in the following table (in thousands).

					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2002:
Total Capital (to Risk Weighted Assets)
Consolidated	$12,582	16.7%	$6,023	>8.0%	$7,530	>10.0%
First Chatham Bank	$11,135	14.8%	$6,023	>8.0%	$7,530	>10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$11,850	15.7%	$3,011	>4.0%	$4,518	>6.0%
First Chatham Bank	$10,403	13.8%	$3,011	>4.0%	$4,518	>6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$11,850	14.5%	$3,269	>4.0%	$4,086	>5.0%
First Chatham Bank	$10,403	12.7%	$3,269	>4.0%	$4,086	>5.0%

(1)	The regulatory designation of “well capitalized” under prompt corrective action regulations is not applicable to FCB (a bank holding company). However, Regulation Y defines “well capitalized” for a bank holding company for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such purposes; “well capitalized” requires FCB to maintain a minimum Tier I risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

Cash, Dividend, Loan and Other Restrictions

At December 31, 2002, the Bank was not required by the Federal Reserve Bank to maintain reserve balances. Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Parent.

The Federal Reserve Act requires that extensions of credit by the Parent to certain affiliates, including the Bank, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of capital and surplus.

(12) Commitments and Contingencies

The Parent and the Bank are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit, letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement FCB have in particular classes of financial instruments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, letters of credit and financial guarantees written is represented by the contractual amount of these instruments. FCB uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. In most cases, collateral or other security is required to support financial instruments with credit risk.

The following table summarizes, as of December 31, 2002, the contract amount of off-balance sheet instruments:

2002

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$11,501,000
Standby letters of credit	1,117,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. FCB evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management’s credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral.

Standby letters of credit and financial guarantees written are conditional commitments issued by FCB to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to local businesses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. FCB hold real estate, certificates of deposit, equipment and automobiles as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments varies.

(13) Fair Value of Financial Instruments

FCB uses the following methods to estimate the fair value of financial instruments:

For financial instruments that have quoted market prices, those quotes are used to determine fair value. Financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate, are assumed to have a fair value that approximates reported book value, after taking into consideration any applicable credit risk. If no market quotes are available, financial instruments are valued by discounting the expected cash flows using an estimated current market interest rate for the financial instrument. For off-balance sheet derivative instruments, fair value is estimated as the amount that FCB would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts.

The short maturity of FCB’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates reported balance sheet value. Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, mortgage loans held for sale, securities sold under repurchase agreements, and federal funds purchased. Fair value of securities available for sale equals the balance sheet value.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect the premium or discount on any particular financial instrument that could result from the sale of FCB’s entire holdings. Because no market exists for a significant portion of FCB’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include the mortgage banking operation, brokerage network, deferred income taxes, premises and equipment and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The carrying amount and fair values for other balance sheet options at December 31, 2002 are as follows

	Carrying	Fair
	Amount	Value

Financial assets:
Cash and cash equivalents	$11,288,426	$11,288,426
Federal funds sold	950,000	950,000
Securities, available for sale	15,255,463	15,255,463
Restricted equity securities	337,319	337,319
Loans, net	65,370,403	65,930,000
Financial liabilities:
Deposits	$82,846,741	$84,712,000
FHLB Advances	1,500,000	1,500,000
Off-balance sheet assets (liabilities):

(14) Condensed Financial Statements of FCB Financial Corp. (Parent Only)

Statements of Operations
For the Years Ended December 31, 2002 and 2001

	2002	2001

Dividends from Subsidiary	$—	$—
Other	110,754	30,074

Total income	110,754	30,074
Interest	—	55,535
Other	496,156	511,945

Total expense	496,156	567,480
Income tax benefit	—	—

Loss before equity in undistributed loss of subsidiary	(385,402)	(537,406)
Equity in undistributed loss of subsidiary	(1,511,945)	—

Net loss	$(1,897,347)	$(537,406)

Balance Sheets
As of December 31, 2002 and 2001

	2002	2001

Assets
Cash	$1,368,957	12,433,432
Investment in subsidiary	11,046,886	—
Other assets	77,834	2,511,888

Total assets	$12,493,677	14,945,320

Liabilities and Stockholders’ Equity
Other liabilities	$—	113,666
Other borrowings	—	3,015,000

Total liabilities	—	3,128,666
Stockholders equity	12,493,677	11,816,654

Total liabilities and stockholders’ equity	$12,493,677	14,945,320

(14) Condensed Financial Statements of FCB Financial Corp. (Parent Only), continued

Statements of Cash Flows
For the Years Ended December 31, 2002 and 2001

	2002	2001

Operating activities:
Net loss	$(1,897,347)	$(537,406)
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Equity in undistributed loss of subsidiary	1,511,945	—
Depreciation, amortization and accretion	—	600
Change in:
Other assets	436,995	(477,423)
Other liabilities	(113,666)	113,666

Net cash used by operating activities	(62,073)	(900,563)

Investing activities:
Transfer (Purchase) of premises and equipment	2,034,465	(2,035,065)
Investment in subsidiary	(12,500,000)	—

Net cash used in investing activities	(10,465,535)	(2,035,065)

Financing activities:
Proceeds from (repayments of) short term borrowings	(3,015,000)	3,015,000
Proceeds from common stock offering	2,478,133	12,354,060

Net cash (used) provided by financing activities	(536,867)	15,369,060

Net change in cash	(11,064,475)	12,433,432
Cash at beginning of year	12,433,432	—

Cash at end of year	$1,368,957	$12,433,432

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FCB FINANCIAL CORP.

Dated: March 28, 2003	By:	/s/ Brian R. Foster

Brian R. Foster
President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian R. Foster and William M. Austin and each of them, as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution for him, in his name place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack L. Forehand Jack L. Forehand	Director	March 28, 2003

/s/ Brian R. Foster Brian R. Foster	Director, President and Chief Executive Officer (principal executive, financial and accounting officer)	March 28, 2003

/s/ Stephen S. Green Stephen S. Green	Director	March 28, 2003

/s/ G. Edison Holland G. Edison Holland	Director	March 28, 2003

/s/ Walter N. Lewis Walter N. Lewis	Director	March 28, 2003

CERTIFICATIONS

I, Brian R. Foster, certify that:

1.	I have reviewed this annual report on Form 10-KSB of FCB Financial Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on the registrant’s most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the registrant’s most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ Brian R. Foster

Brian R. Foster
Director, President and Chief Executive Officer (principal executive, financial and accounting officer)