Form 10KSB/A
period 2002-12-31
FCB FINANCIAL CORP
filed 2003-05-30
CIK 1143158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE

     This Amendment No. 1 to Annual Report on Form 10-KSB/A for the year ended December 31, 2002 is being filed by the Registrant solely for the purpose of correcting typographical errors in the balance sheet. Otherwise, no other changes have been made to the Annual Report.

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

FCB FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2002 and 2001

	2002	2001

Assets
Cash and due from banks	$10,338,426	$12,433,432
Federal funds sold	950,000	—

Cash and cash equivalents	11,288,426	12,433,432
Securities available for sale	15,592,782	—
Loans, net of allowance of $732,000	65,370,403	—
Premises and equipment, net	4,250,690	2,034,465
Interest receivable	325,668	—
Other assets	430,830	477,423

Total assets	$97,258,799	$14,945,320

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$4,151,919	$—
Interest-bearing	78,694,822	—

Total deposits	82,846,741	—
Accrued expenses and other liabilities	418,381	113,666
Federal Home Loan Bank advances	1,500,000	—
Other borrowings	—	3,015,000

Total liabilities	84,765,122	3,128,666

Stockholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized; 1,500,000 and 100 shares issued and outstanding at December 31, 2002 and 2001, respectively	1,500,000	100
Capital surplus	13,332,193	900
Accumulated deficit	(2,434,753)	11,815,654
Accumulated other comprehensive income	96,237	—

Total stockholders’ equity	12,493,677	11,816,654

Total liabilities and stockholders’ equity	$97,258,799	$14,945,320

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

FCB FINANCIAL CORP.

Dated: May 30, 2003	By:	/s/ Brian R. Foster

Brian R. Foster
President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

* Jack L. Forehand	Director	May 30, 2003

/s/ Brian R. Foster Brian R. Foster	Director, President and Chief Executive Officer (principal executive, financial and accounting officer)	May 30, 2003

* Stephen S. Green	Director	May 30, 2003

* G. Edison Holland	Director	May 30, 2003

* Walter N. Lewis	Director	May 30, 2003

*By:	/s/ Brian R. Foster Attorney-in-fact

CERTIFICATIONS

I, Brian R. Foster, certify that:

1.	I have reviewed this annual report on Form 10-KSB of FCB Financial Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the registrant’s most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003	By:	/s/ Brian R. Foster

Brian R. Foster
Director, President and Chief Executive Officer (principal executive, financial and accounting officer)